Form 10-K
period 1999-12-31
GOSS HOLDINGS INC
filed 2000-03-30
CIK 1098341

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OF

                               GOSS HOLDINGS, INC.

                             a Delaware Corporation
                   IRS Employer Identification No. 36-4326281
                            SEC File Number 22-22447

                                700 OAKMONT LANE
                          WESTMONT, ILLINOIS 60559-5546

                                 (630) 850-5600

         Securities registered pursuant to section 12 (b) of the Act:

                  None

         Securities registered pursuant to section 12 (g) of the Act:

                  $112,500,000 12.25% Senior Subordinated Notes Due 2005

         The registrant (1) has filed all reports required to be filed by
         Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         The registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         The registrant is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

         The registrant had 10,000,000 shares of Common Stock outstanding at March 29, 2000.

                               GOSS HOLDINGS, INC.

                                     PART I

ITEM 1.  BUSINESS

Goss Holdings, Inc. ("New Holdings") is a corporation whose principal asset consists of an investment in 100 percent of the common stock of Goss Graphic Systems, Inc. ("Systems"). Systems is the leading producer of newspaper and insert printing press systems and also produces commercial printing press systems. Established in Chicago in 1885, Systems was acquired (the "Acquisition") by GGS Holdings, Inc. (a predecessor company of New Holdings) on October 15, 1996 through the acquisition of Rockwell Graphic Systems, Inc. from Rockwell International Corporation ("Rockwell").

On July 30, 1999, Systems, GGS Holdings, Inc., and Goss Realty LLC, a wholly-owned subsidiary of Systems, (collectively, the "Petitioners") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The European and Asian subsidiaries of the Petitioners were not included in the Chapter 11 filing.

The Petitioners, certain of its lenders under the pre-petition bank credit facility (the "Lenders") and holders (the "Noteholders") of at least two-thirds of Systems' $225 million 12% Senior Subordinated Notes Due 2006 (the "Old Notes") entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the Lenders and the Noteholders who were party to the agreement agreed to forbear from exercising their rights and remedies under the credit agreement and the indenture until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization.

At hearings held on October 19, 1999 and November 2, 1999, the Petitioners received formal court confirmation of the plan of reorganization, as amended, (the "Plan"). According to the Plan, the Petitioners will pay all claims owed to unsecured trade creditors in three equal installments of approximately $20.0 million each at dates that are three, six, and nine months after November 19, 1999, the effective date of the Plan (the "Effective Date").

Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for a new issue of $112.5 million 12.25% Senior Subordinated Notes Due 2005 (the "New Notes") of New Holdings (the new holding company into which GGS Holdings, Inc. was merged on the Effective Date) and common stock in New Holdings representing an ownership interest of approximately 31 percent. Interest on the New Notes for the two-year period immediately following the Effective Date will be paid by issuing additional New Notes and interest thereafter will be paid in cash with the first cash interest payment due May 19, 2002.

Also pursuant to the Plan, on the Effective Date, Stonington Capital Appreciation 1994 Fund L.P. (the "Fund") made a $50 million cash investment in the common stock of New Holdings and received common shares representing an ownership interest of approximately 65 percent in exchange therefore, and Rockwell received a distribution of New Holdings common shares representing an ownership interest of 3.5 percent in satisfaction of its preferred stock equity claim against GGS Holdings, Inc. All common and preferred equity interests, including all options to acquire such interests, in GGS Holdings, Inc. at the date of the Chapter 11 filing were cancelled pursuant to the Plan.

Additionally, on the Effective Date, and also pursuant to the Plan, Systems and the Lenders entered into the second amended and restated credit agreement. The new credit agreement, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The new credit agreement also contains certain financial covenants and limitations on the operations and borrowings of Systems and its subsidiaries and provides for scheduled repayments beginning in 2002. The provisions of the new credit agreement are more fully discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless stated otherwise, hereinafter the name "Goss" or the "Company" refers to the collective operations of New Holdings and any of its consolidated subsidiaries, including any of their predecessor companies.

Goss's 1997 fiscal year ended September 30, 1997. The fiscal year data referred to in this Item does not include the fourteen day "stub period" from October 1, 1996 through October 14, 1996 which preceded the Acquisition.

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998 preceded the start of the new calendar cycle.


PRODUCTS AND SERVICES

WEB OFFSET PRESS SYSTEMS

All of the printing press systems manufactured by Goss use web offset technology. In "offset" printing, the text and images of a publication are photographically or electronically transferred onto flexible printing plates. The plates are wrapped around "plate cylinders" in a press unit. As a plate cylinder rotates, it is first coated with a water-based solution and then with an oil-based ink. Since the ink is oil based, it adheres only to the areas on the plate that are not covered with water (I.E., the text or image.) The ink on the plate then is transferred in a mirror-image to a second cylinder, a "blanket cylinder," which rotates to come into contact with the paper where the ink is transferred again, reversing from a mirror-image back to a normal image.

In the "web" printing process, the paper is fed continuously through the press from a large paper roll in a long ribbon that forms a complex web of paper. This contrasts with sheet-fed printing in which individual sheets of paper are fed through the press and printed one-by-one. Web printing is substantially faster than sheet-fed printing, and, for larger print runs, more economical.

Printing press systems vary substantially in design and size. Typically, a large newspaper press system consists of multiple press units fed by separate paper rolls with the resulting webs being merged together, folded and cut. For multiple-color printing, the individual press units frequently are arranged into horizontal units or stacked in vertical "towers" several floors high with one unit for each of the basic colors. Press units vary in width and the number of plates contained on the plate cylinders, which facilitate printing in different formats. Commercial presses differ in that the webs run horizontally through the units and frequently there is additional auxiliary equipment, such as dryers and chilling units, designed specifically to meet commercial printing needs such as printing on high-gloss paper.

Large newspaper press systems typically range in price from $6 million to $100 million, while commercial press systems typically range between $4 million and $12 million and small newspaper and insert press systems typically range between $1 million and $8 million.

In addition to the press units manufactured by Goss, press systems include ancillary equipment such as electronic controls; reel stands which feed, splice and control paper tension; register and cut-off control devices; dampening systems; noise and dust control devices; and ink control devices. Each ancillary device is available from a number of suppliers, and Goss is not dependent upon any one supplier.

INDUSTRY SEGMENT

Goss's products fall into three broad categories:

                  - newspaper press systems for publishers of national, regional and local news;

                  - commercial press systems for printers of brochures and promotional materials, catalogues, magazines, books, financial publications and directories; and

                  - insert press systems for printers of advertising inserts, including Sunday newspaper inserts and direct mail/point-of-purchase inserts.

Goss also provides parts and service support for the equipment that it sells.

NEWSPAPER PRESS SYSTEMS

Goss's core business, in which it has been engaged for 115 years, is the production of newspaper press systems. Goss produces "large newspaper" press systems, which use 50" and wider paper for large national and metropolitan newspapers, and "small newspaper" press systems, which use 36" wide paper for smaller regional and local newspapers. All are sold under the "Goss" trade name. Goss custom designs and engineers each newspaper press system to meet the specific printing requirements and physical space limitations of its customers.

Sales of new equipment to large newspaper customers, together with additions and modifications to existing equipment, accounted for approximately 48% of Goss's fiscal 1999 sales. Sales to and additions and modifications for small newspaper customers accounted for approximately 31% of Goss's fiscal 1999 sales. Goss's principal products in this area are its Newsliner-Registered Trademark- press systems (for large newspapers) and Universal-Registered Trademark- press systems (for small newspapers) models.

COMMERCIAL PRESS SYSTEMS

Sales from Goss's commercial press business represented approximately 2% of its fiscal 1999 sales. Goss's principal products in this area are its M16-TM-, G18-Registered Trademark- and G25-Registered Trademark- press systems and special applications of its Universal-Registered Trademark-product line. Until the Acquisition, Goss sold commercial press systems under the "Baker-Perkins" and "Hantscho" trade names. Goss now is selling them under the "Goss" trade name.

INSERT PRESS SYSTEMS

Sales from Goss's insert press business represented approximately 5% of its fiscal 1999 sales. Goss's principal products in this area are its Magnum-Registered Trademark- press systems and C700-TM- models. These insert press systems also are marketed exclusively under the "Goss" trade name and are sold principally to customers in North America.

AFTERMARKET PARTS AND CUSTOMER SERVICE

Goss provides aftermarket parts and customer service in connection with the equipment that it has sold. Sales of aftermarket parts and equipment were approximately 14% of Goss's fiscal 1999 sales. Although some non-consumable parts are manufactured to customer order, as of December 31, 1999 Goss had parts in inventory of approximately $24.4 million. Service and technical support include site preparation and inspection, equipment installation, preventative and corrective maintenance, paper width changes and color capability upgrades. Service and technical support is provided by Goss's staff of approximately 275 field service engineers and additional field service engineers who work for Goss's international agents.

PRODUCT DEMAND, MARKETING AND COMPETITION

Goss's success is dependent upon the demand for its products in the heavily competitive market in which it operates.

DEMAND CHARACTERISTICS

Given the significant cost of presses, both industry and Goss's sales can vary substantially depending upon the timing of large press purchases. This phenomenon relates to the long useful life of newspaper presses -- typically twenty-five years -- and the deferability of press replacement. During periods of economic growth, higher advertising expenditures lead to an increase in color and page count demand and the profitability of publishers, thus encouraging demand for printing presses generally to increase. Conversely, during periods of economic recession, demand for press capacity generally decreases. Over the longer term, Goss believes that continued demand for newspaper presses will be driven by a number of factors, including:

         - ECONOMIC GROWTH OF DEVELOPING COUNTRIES. Strong economic growth typically results in higher personal incomes and increased advertising expenditures. These factors, together with higher literacy rates, newspaper circulation, color content and page counts, drive demand for additional press capacity.

         - FINANCIAL MARKETS. Press demand can be impacted significantly by interest rates and currency fluctuations. In periods of high interest rates or low currency values for a potential purchaser's country, purchases can be deferred.

         - INNOVATION. Press demand historically has increased in response to press innovations before returning to more normalized levels of demand. A newspaper's ability to enhance quality, add color and increase productivity while reducing paper waste and staffing are important considerations as it evaluates whether and when to add press equipment or replace an old press. Accordingly, the aggregate demand for printing presses as well as the demand for a particular manufacturer's products is driven in part by the development of new products which achieve market acceptance and provide tangible return on investment.

         - REPLACEMENT. Although press life can be extended through refurbishing, enhancements and proper maintenance, older presses result in declining productivity and quality, in each case relative to that offered by new presses, ultimately requiring that, over time, they be replaced.

INSTALLED BASE

Goss estimates that over one-half of all daily newspapers worldwide print on Goss presses. Goss is one of only six major global suppliers of web offset newspaper press systems and is the only supplier to have manufacturing, engineering and sales operations in North America, Europe and Asia.

Goss's installed base of presses provides it with both service and parts opportunities as well as an advantageous relationship with printers in connection with the sale of new equipment.

SALES FORCE

Goss maintains a direct sales force of approximately 65 individuals and an extensive network of 48 local agents covering 95 countries. A sale to a prospective customer can take several years from the initial planning phase to the final sale. As a consequence, Goss's sale process requires consistent long-term customer contact and service.

INTERNATIONAL OPERATIONS

During fiscal year 1999, approximately 55% of Goss's revenue was generated from sales by international operations. International sales and operating profit for prior years and identifiable assets attributable to foreign geographic territories are summarized in note 17 to Goss's 1999 financial statements contained in Part II.

BACKLOG

As of December 31, 1999, the total contract price of the backlog of customer commitments for presses and related installations was $409.3 million, a 33% decrease in the backlog from December 31, 1998. Approximately 90% of this backlog is scheduled for delivery through December 31, 2000.

COMPETITION

The global newspaper printing press, insert printing press and commercial printing press industries are heavily competitive in most product categories and geographic regions. While competition is in part based on product features, technological capabilities, quality, reliability and ability to meet the specialized needs of customers, many purchasers utilize a multi-round, price-focused bidding process that can result in a significantly competitive impact on pricing and gross profit margins.

Goss's primary competitors for sales of large newspaper press systems are MAN Roland AG and Koenig & Bauer-Albert ("KBA") AG of Germany. Other suppliers are Wifag AG of Switzerland, Mitsubishi Heavy Industries Ltd. and Tokyo Kikai Seisakusho, Ltd. of Japan. Competing major suppliers of small newspaper press systems are MAN Roland and KBA. The major supplier of commercial presses in the U.S. is Heidelberg Web, a subsidiary of Heidelberger Druckmaschinen AG of Germany. Other competitors include MAN Roland and Mitsubishi. Goss's only significant competitor for insert printing press systems is Heidelberg Web.

Over the past several years, certain foreign suppliers of large newspaper printing presses have sought to increase their U.S. sales by offering aggressive pricing and terms. As a result of pricing actions by Goss's foreign competitors, on June 30, 1995, Goss filed an anti-dumping duty petition with the U.S. Commerce Department and the International Trade Commission (the "ITC") alleging that competitors from Japan and Germany were selling large newspaper printing presses and components in the U.S. at less than fair value and were materially injuring a U.S. industry. As a result of Goss's petition, the Commerce Department and the ITC initiated anti-dumping investigations.

On July 16, 1996, the U.S. Commerce Department issued final determinations that imports from Japan and Germany had been sold at less than fair value. On August 21, 1996, the ITC also determined that imports from Japan and Germany caused material injury or the threat of material injury to the U.S. industry. Based on these determinations, the U.S. Customs Service was directed to require cash deposits of anti-dumping duties with respect to such imports at rates that range from 30% to 62% AD VALOREM. On appeal, the anti-dumping orders were upheld by the Court of International Trade. The actual duties assessed could be increased or reduced through annual administrative reviews, which are currently underway The extent to which anti-dumping duties will benefit Goss's competitive position in the U.S. market, if at all, cannot be projected with assurance.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

SIGNIFICANT SUPPLIERS AND CUSTOMERS

Raw materials and ancillary equipment utilized in Goss's press systems are available from a number of suppliers, and Goss is not dependent upon any one supplier.

The newspaper, commercial and insert printing businesses are substantially fragmented, and Goss is not dependent upon any one printer, or a related group of printers, for a material portion of its revenue.

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

Goss has an active research and development program and spent approximately $12.5 million, $2.3 million, $17.8 million and $14.1 million on research and development in fiscal 1999, the transition quarter ended December 31, 1998, fiscal 1998 and fiscal 1997, respectively. Goss views its continuation of significant research and development activities as critical to its long-term competitiveness.

Although patents and trademarks are critical to Goss's competitive role in its industry, no single or related group of patents or trademarks is material to Goss. Goss-Registered Trademark-, Newsliner-Registered Trademark-, Colorliner-Registered Trademark-, Metroliner-Registered Trademark-, Universal-Registered Trademark-, Community-Registered Trademark-,
G18-Registered Trademark-, G25-Registered Trademark-, Magnum-Registered Trademark-, Singlefluid-Registered Trademark-, Suburban-Registered Trademark-, Colorflow-Registered Trademark-, and Urbanite-Registered Trademark- are registered trademarks belonging to Goss. Trademark applications are pending for "SSC Magnum" and "Uniliner".

EMPLOYEES

As of December 31, 1999 Goss's employees consisted of:

         SALARIED                                                                                NUMBER OF
                                                                                                 EMPLOYEES
         Executive Management                                                                             7

         Operations                                                                                     402

         Sales, Marketing and Customer Service                                                          461

         Engineering:

               Design and Product Engineering                                                           219

               Research and Product Development                                                          70

               Support                                                                                   52

         Finance and Information Systems                                                                159

         Other                                                                                           97
                                                                                                     ------

               Total Salaried                                                                         1,467

         HOURLY(1)                                                                                    1,378
                                                                                                      ------

         TOTAL                                                                                         2,845(2)
                                                                                                      ======

Substantially all of Goss's hourly employees are represented by various national, local or trade unions and are covered by collective bargaining agreements.

(1) Does not include temporary employees hired from time to time to meet Goss's installation services requirements.
(2) Includes 806 employees in Goss's majority owned China joint venture.

OTHER INFORMATION

New Holdings was incorporated in Delaware on November 3, 1999 and merged with GGS Holdings, Inc. on November 19, 1999.

Systems was incorporated in Delaware in 1969 and is the successor to Goss Printing Company, which was formed in 1885, Miehle Printing Press and Manufacturing Company, which was formed in 1890, and the Dexter Company, which was formed in 1880. Systems, Miehle and Dexter combined in 1957 and were acquired by Rockwell in 1969.

Goss's executive offices are located at 700 Oakmont Lane, Westmont, Illinois 60559-5546. Its telephone number is (630) 850-5600.

Goss files reports and other information with the Securities & Exchange Commission pursuant to the Securities Exchange Act of 1934. These materials are available on the SEC's web site at http:\\www.sec.gov. Copies of the materials will be provided upon the request of any security holder addressed to the Secretary of Goss.

ITEM 2.   PROPERTIES

As of December 31, 1999, Goss's principal properties consisted of:

                                                                                          SQUARE       PERCENT
FACILITY LOCATION                STATUS                   FUNCTION                         FEET       UTILIZED*

Reading, Pennsylvania            Owned       Warehousing                                 458,628         0%(1)

Cedar Rapids, Iowa               Owned       Machining, assembly, engineering            346,200       100%

Preston, England                 Owned       Administration, machining, assembly,        270,000       100%
                                             engineering, warehousing

Westmont, Illinois               Owned       Headquarters, sales, engineering            280,674        60%(2)

Nantes, France                   Owned       Administration, assembly, engineering,      263,300        80%
                                             warehousing

Cicero, Illinois                 Leased      Staging, assembly, warehousing               79,556        50%

Sayama, Japan                    Owned       Assembly, engineering, warehousing           75,280       100%

Westmont, Illinois               Leased      Parts warehouse                              33,350       100%

Offenbach, Germany               Leased      Parts warehouse                              10,000       100%

Tokyo, Japan                     Leased      Administration, sales                        10,000       100%

Shanghai, China                  Owned       Machining, assembly, engineering,           500,000       100%
                                             warehousing


* Percent utilized as of March 7, 2000 assuming facility is operating one shift only.
(1) Ceased manufacturing operations in December 1999. This facility is currently being used for warehousing only and is held for sale.
(2) This facility still operates as the Company's headquarters. As part of the restructuring, this facility is also held for sale.

Goss's Westmont facility secures a $28.4 million mortgage held by LaSalle National Bank. This mortgage matures in 2001, bears interest at 8.66% per annum, and is being amortized on a 20-year schedule. Additionally, the Plan requires the Company to make prepayments of $166,667 per month on the mortgage note. The Sayama, Japan facility secures $22.8 million in mortgages held by Industrial Bank of Japan and Sanwa Bank, which mortgages mature in 2007, bear interest at 3.25% per annum and are being amortized over 10 years.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment sold by Goss, disputes with customers over the performance and completion of equipment installation, and workers' compensation claims by Goss's employees.

PRODUCT LIABILITY

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even though the equipment may be decades old. Goss maintains insurance with a $250,000 per occurrence deductible for product liability claims made after October 15, 1996. In connection with the Acquisition, Goss assumed product liability claims made prior to October 15, 1996 for which Rockwell had a self-insured retention of $2 million and a $1 million per occurrence deductible.

EQUIPMENT PERFORMANCE AND INSTALLATION

Printing equipment is complex and expensive, and when disputes arise regarding the performance and completion of installation of equipment, it is not uncommon for those disputes to involve significant amounts. In some instances, those disputes result in litigation. No litigation of this type is currently pending that management believes is likely to be material.

ENVIRONMENTAL CONTINGENCIES

Goss has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act regarding four off-site disposal facilities or so-called "Superfund Sites." Goss's share of the responsibility for these Superfund Sites generally is minor, and although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to Goss.

Goss's Reading, Pennsylvania facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. Goss has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval.

Rockwell has agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1 million.

COMPETITION

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

GENERAL

The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company is continuing to seek resolution of these claims through negotiation. The Company will object to these disputed claims in a timely fashion in the United States Bankruptcy Court in Delaware. As of December 31, 1999, disputed claims amounted to $76.3 million. The disputed claims are primarily comprised of trade accounts payable where the claim amount differs from the Company's books and records, and breach of contract and product liability claims. Although the majority of the claims filed in the bankruptcy proceedings have been expunged or resolved within the Company's reserves, a number of significant disputed claims remain pending in the bankruptcy proceeding.

Goss maintains reserves for accrued liabilities that are its present estimates of the total costs to resolve the contingencies described above. However, it is impossible to determine the outcome of contingencies of these types in advance, and there can be no assurances that a court will not enter a substantial award against Goss for one or more of the contingencies of these types.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 7, 1999, the Company began the solicitation of noteholder votes concerning the Company's plan of reorganization. Voting on the plan of reorganization closed on October 12, 1999. The class representing the holders of the Company's 12% Senior Subordinated Notes Due 2006 voted to approve the plan of reorganization.

Votes of the holders of equity interests in GGS Holdings, Inc. were not solicited since they were deemed to reject the plan of reorganization pursuant to section 1126 (g) of the Bankruptcy Code and were therefore not entitled to vote on the plan.

                                     PART II

ITEM 5.  MARKET FOR GOSS'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of New Holdings' common stock is held by the Fund, Rockwell, and the Noteholders and is not registered for sale on the securities exchanges. Accordingly, there is no market for New Holdings' common stock.

The indenture under which the New Notes were issued contains restrictions on the ability of New Holdings to pay dividends. These restrictions are based upon debt and earnings levels and also prohibit the payment of dividends if New Holdings is in default under the indenture. Additionally, the second amended and restated bank credit facility prohibits the transfer of funds from Systems to New Holdings for the purposes of paying dividends.

On January 28, 1999, the Fund made a capital contribution to GGS Holdings, Inc. and received 35,000 shares of 15% Cumulative Senior Convertible Preferred Stock with a liquidation preference of $1,000 per share.

In connection with the plan of reorganization, on November 19, 1999, the Fund, the Noteholders, and Rockwell received 6,513,750, 3,136,250 and 350,000 shares, respectively, of New Holdings common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from Goss's accounting records for fiscal 1997 forward and from the accounting records of Rockwell Graphic Systems, Inc., as owned and managed by Rockwell International Corporation, for the fiscal years ended 1995 and 1996. As a result of the Acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, the data presented for 1997 forward may not be comparable to data for years prior to the Acquisition. Readers are urged to consider this data in conjunction with the audited financial statements and related footnotes contained in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.

Data presented for the fiscal year ended September 30, 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period.

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998 preceded the start of the new calendar cycle. For discussion purposes, calendar year 1999 results are compared to 1998 results restated on a calendar year basis.

                                     CONSOLIDATED    CONSOLIDATED                             COMBINED       COMBINED DATA FOR
                                     DATA FOR THE    DATA FOR THE   CONSOLIDATED DATA FOR   DATA FOR THE      THE YEARS ENDED
                                      YEAR ENDED    3 MONTHS ENDED     THE YEARS ENDED      PERIOD ENDED       SEPTEMBER 30,
                                     DEC. 31, 1999   DEC. 31, 1998       SEPTEMBER 30,       OCTOBER 14    (PREDECESSOR COMPANY)
                                     -------------  -------------        -------------       ----------    ---------------------
                                          1999          1998          1998         1997         1996          1996        1995
                                          ----          ----          ----         ----         ----          ----        ----

STATEMENT OF OPERATIONS DATA:

Net sales                               $  607.8     $  107.2     $    764.1     $  632.8     $    4.6     $  698.2     $  709.3

Operating profit (loss)  (a)              (188.3)       (59.1)         (55.5)        (0.2)        (9.6)       (27.0)        46.1

Other income (expense), net                 (2.1)        (1.4)          (5.0)         2.9            -         (3.5)         1.9
                                        --------     --------     ----------     --------     --------     --------     --------

Income (loss) before interest,
income taxes, and extraordinary items     (190.4)       (60.5)         (60.5)         2.7         (9.6)       (30.5)        48.0

Interest expense                           (43.8)       (12.3)         (46.4)       (38.7)        (0.2)        (6.0)           -

Customer notes interest income, net            -            -            -            -            0.7         17.1         12.4
                                        --------     --------     ----------     --------     --------     --------     --------
Income (loss) before income taxes,
and extraordinary items                   (234.2)       (72.8)        (106.9)       (36.0)        (9.1)       (19.4)        60.4

Income tax provision (benefit)               3.8         (0.4)           7.6          0.5         (3.4)        (3.7)        24.2

Extraordinary gain (loss)                  107.6            -              -         (5.2)           -            -            -
                                        --------     --------     ----------     --------     --------     --------     --------
Net income (loss)                       $ (130.4)    $  (72.4)    $  (114.5)    $   (41.7)    $   (5.7)    $  (15.7)    $   36.2
                                        ========     ========     ==========     ========     ========     ========     ========
Other data:

Backlog (at period end)                 $  409.3     $  606.3     $    637.1     $  606.1       n/a        $  388.7     $  480.7

Depreciation and amortization               31.2          7.2           26.9         78.6          0.8         27.2         29.7

Other non cash items                       (46.4)        (2.5)           2.6          0.3          0.0          0.0          0.0

EBITDA (b)                                 (96.0)       (55.8)         (24.6)        80.3         (5.0)        57.4         83.9

Net cash provided by (used for)
operating activities                       (81.0)        10.4          (60.8)        15.3         17.0         71.5        157.5

Net cash used for investing
activities                                 (12.4)        (9.6)         (36.7)      (616.4)        (0.6)       (14.7)        (9.4)

Net cash provided by (used) for
financing activities                        66.1         26.2           78.1        650.7        (14.3)       (61.2)      (155.5)

Capital expenditures                        12.4          9.6           27.0         11.0          n/a          5.9         11.5

Balance sheet data (at period end):

Total assets                               784.2        997.6        1,016.1        906.8          n/a        816.0        947.0

Total debt                                 330.7        461.0          429.4        351.4          n/a         39.2          2.6

Net equity                                 (89.4)       (67.4)          (0.2)       117.3          n/a          n/a          n/a

Rockwell's net investment in
Rockwell Graphic Systems                     n/a          n/a            n/a          n/a          n/a     $  457.1     $  543.1

(a) The operating loss for the period ended September 30, 1996 includes a $33.4 million charge for a change in accounting estimate with respect to certain product and contract performance accruals relating to years prior to fiscal 1996 and a restructuring charge of $3.9 million associated primarily with severance payments for terminated employees and the closure of certain redundant facilities.

         The operating profit for the year ended September 30, 1997 includes a charge of $46.7 million relating to the amortization of an inventory step-up resulting from the utilization of the purchase method of accounting as part of the acquisition of Rockwell Graphic Systems. The inventory step-up was fully amortized at September 30, 1997.

         The operating loss for the year ended September 30, 1998 included charges of $13.8 million related to a realignment of manufacturing operations, $24.5 million of reserves related to loss contracts, $17.1 million to write inventories down to net realizable values and $4.0 million related to development costs for a new insert press and folder.

         For the three months ended December 31, 1998 the operating loss included a restructuring charge of $7.1 million related to a 5% reduction in workforce and a $29.9 million charge as a result of decisions made to resolve certain customer disputes and to accelerate the disposition of used equipment inventory.

         The operating loss for the period ended December 31, 1999 was negatively impacted by $84.1 million of restructuring charges (see Note 5 to the consolidated financial statements) and $63.8 million of charges relating to inventory write-downs, contract performance issues and cost overruns related to delayed shipments as a result of the Company's Chapter 11 reorganization.

(b) EBITDA represents net income plus interest expense, taxes, depreciation and amortization, and other non-cash items. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to operating income as determined in accordance with GAAP, as an indicator of Goss's operating performance or as an alternative to net cash provided by (used for) operating activities as determined in accordance with GAAP. In 1996, EBITDA excludes $48.3 million of charges relating to certain product and performance accruals which the company considers to be of a non-recurring nature, of which $33.4 million relates to changes in estimates for product and contract performance issues for sales recorded, or, in the case of contract performance issues, for orders taken, prior to October 1, 1995. For the year ended December 31, 1999 EBITDA excludes $47.8 million of asset impairment charges and the $107.6 million gain on the forgiveness of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goss's fiscal year ended September 30, 1998 is compared to the fiscal year ended September 30, 1997. Data presented for the fiscal year ended September 30, 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period.

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, preceded the start of the new calendar cycle. For discussion purposes calendar year 1999 results are compared to 1998 results restated on a calendar year basis.

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report as they read the discussion below.

The following Consolidated Statements of Operations and Consolidated Statements of Cash Flows present 1999 results along with unaudited 1998 results restated on a calendar year basis for purposes of the discussion that follows:

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                            YEAR ENDED          YEAR ENDED
                                                           DECEMBER 31,        DECEMBER 31,
                                                               1999                1998
                                                               ----                ----

           Net sales                                         $ 607.8             $ 765.4
           Cost of sales                                       610.3               745.9
                                                               -----               -----
                  Gross profit (loss)                           (2.5)               19.5

           Operating expenses                                   93.4               112.4
           Restructuring charge                                 84.1                 7.1
           Goodwill amortization                                 8.3                 9.0
                                                                 ---                 ---
                  Operating loss                              (188.3)             (109.0)

           Other expense                                        (2.1)               (5.7)
           Interest expense                                    (43.8)              (47.8)
                                                               ------              ------
                  Loss before income taxes and
                  extraordinary item                          (234.2)             (162.5)

           Provision for income taxes                            3.8                13.9
                                                                 ---                ----
                  Loss before extraordinary item              (238.0)             (176.4)

           Extraordinary gain                                  107.6                 0.0
                                                               -----                 ---
           Net loss                                         $ (130.4)           $ (176.4)
                                                            =========           =========

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                      YEAR ENDED         YEAR ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1999               1998
                                                                         ----               ----
        OPERATING ACTIVITIES:
             Net Loss                                                $ (130.4)           $ (176.4)
             Depreciation                                                23.2                17.5
             Amortization of goodwill and other assets                    8.0                 9.0
             Extraordinary non-cash gain                               (107.6)                0.0
             Loss on investment in affiliate                              0.0                 6.8
             Asset impairment charges                                    47.8                 0.0
             Changes in assets and liabilities:
                 Accounts receivable                                      7.7                30.0
                 Inventory                                              111.3               (67.9)
                 Accounts payable                                        (9.7)               77.5
                 Customer advances                                      (32.1)               57.8
                 Other current liabilities                               14.1                45.2
                 Other assets                                             3.8                (3.0)
                 Other liabilities                                      (17.1)                2.2
                                                                        ------                ---
                      NET CASH USED IN OPERATING ACTIVITIES             (81.0)               (1.3)

        INVESTING ACTIVITIES:
             Capital expenditures                                       (12.4)              (32.4)
             Other                                                        0.0                (2.2)
             Investment in affiliate                                      0.0                (2.4)
                                                                          ---                -----
                      NET CASH USED IN INVESTING ACTIVITIES             (12.4)              (37.0)

        FINANCING ACTIVITIES:
             Capital contributions                                       76.4                 0.0
             Net borrowings under revolving credit facilities          (155.5)               83.1
             Term loan, original amount borrowed                        150.0                 0.0
             Repayment of term loan                                       0.0               (12.8)
             Repayment of  mortgages/other, net                          (4.8)               (0.8)
                                                                         -----               -----
                      NET CASH PROVIDED BY FINANCING ACTIVITIES          66.1                69.5

        Net (decrease)/increase in cash                                 (27.3)               31.2
        Cash at the beginning of the period                              57.2                26.0
                                                                         ----                ----
        Cash at the end of the period                                $   29.9            $   57.2
                                                                     ========            ========

RESULTS OF OPERATIONS - CALENDAR 1999 AND CALENDAR 1998

NET SALES

Goss's net sales for the year ended December 31, 1999 decreased by 20.6% or $157.6 million to $607.8 million compared to the year ended December 31, 1998. Sales decreases in the Americas and Europe of $136.3 and $72.7 million to $274.5 and 182.0 million, respectively, were partially offset by a sales increase in Asia of $51.4 million to $151.3 million. In the Americas decreased sales to large newspaper, small newspaper, insert, and commercial customers were the result of a lower order backlog as of December 31, 1998 in addition to lower current year orders. The sales decrease in Europe is also attributable to a lower order backlog at December 31, 1998 in addition to lower current year orders from both large and small newspaper customers. In addition, the 1998 period included a large newspaper equipment sale of $35.1 million to one European customer. The sales increase in Asia is attributable to a higher order backlog at December 31, 1998 and higher current year orders resulting in increased sales to both large and small newspaper customers.

The reduced 1999 order volume in the Americas and Europe is partly attributable to customer concerns about Goss's financial condition while it was in Chapter 11 proceedings. Sales in the Americas were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase required materials and services in the period leading up to its Chapter 11 filing, as well as post-filing delays attributable to the time required to negotiate terms with suppliers.

GROSS PROFIT

Gross profit for the year ended December 31, 1999 decreased $22.0 million to a loss of $2.5 million compared to the year ended December 31, 1998. Results for the year ended December 31, 1999 included significant charges totaling $63.8 million substantially all of which were recorded in the Americas. These significant charges consist of $23.8 million for inventory write-downs related to reduced order volume and $40.0 million for costs to address certain product and contract performance issues arising from management's ongoing assessment of the Americas business unit and from cost over-runs on contracts as a result of delayed shipments. The shipment delays were caused by Goss's inability to access sufficient capital resources to purchase required materials and services during the period leading up to its Chapter 11 filing as well as post-filing delays attributable to the time required to negotiate terms with suppliers. Results for the year ended December 31, 1998 included significant charges of $86.3 million, consisting of $9.3 million for manufacturing restructuring, $34.7 million for inventory re-valuations and $42.3 million for loss contract provisions and post-shipment charges on newspaper contracts, substantially all of which were recorded in the Americas. Excluding these significant charges, gross profit in 1999 decreased by $44.5 million and the gross profit margin decreased from 13.8% to 10.1%.

The change in gross profit and gross profit margin, excluding the significant charges described above, is explained below.

        - In the Americas gross profit decreased by $28.6 million to $6.1 million and the gross profit margin decreased from 8.5% to 2.2%. The decrease in gross profit is due to the reduced sales volume while the decrease in gross profit margin is due to unrecovered fixed costs resulting from unused capacity and lower depreciation in 1998, partially offset by higher margins on 1999 shipments.

        - In Europe gross profit decreased by $26.7 million to $22.0 million and the gross profit margin decreased from 19.2% to 12.1%. These decreases in gross profit and gross profit margin were due to lower sales volume, lower margins on sales to large and small newspaper customers and unrecovered fixed costs resulting from unused capacity.

        - In Asia gross profit increased by $14.2 million to $33.1 million and the gross profit margin increased from 18.9% to 21.9%. The increase in gross profit and gross profit margin is due to increased sales volumes to large and small newspaper customers and higher margins on sales to large newspaper customers.

OPERATING EXPENSES

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased by $19.0 million to $93.4 million in 1999 compared to 1998. The 1998 period included provisions for bad debt expense of $9.1 million and $4.3 million of engineering costs associated with the development of a new insert press. The 1999 period includes provisions for bad debt expense of $4.4 million, a $4.4 million provision for the write-off of trade credits, and a credit of $5.0 million relating to a legal settlement. Excluding these items, operating expenses decreased by $9.4 million, or 9.5% from the 1998 period. The decrease is attributable to lower spending on development engineering, agent commissions, selling expenses and administrative expenses as a result of lower sales volumes and the 1998 workforce reduction, partly offset by increased depreciation expense attributable to new information systems.

Restructuring Costs

Restructuring charges of $84.1 million and $7.1 million were recorded for the years ended December 31, 1999 and 1998, respectively. The 1999 charges consist of $21.6 million of expenses associated with the Chapter 11 filing, $47.8 million in asset impairment charges relating to the Company's Reading, Pennsylvania manufacturing facility, the Westmont, Illinois headquarters facility, and certain additional production equipment, and $14.7 million for employee severance and other benefits attributable to the closure of the Reading facility and a workforce reduction at the Company's Westmont, Illinois and Preston, England facilities. The

1998 charge was related to the five percent reduction in the Company's workforce which was initiated in the quarter ended December 31, 1998.

On November 19, 1999, Goss announced that it would transfer the assembly operations of its U.S.-based single width press lines from its Reading, Pennsylvania facility to its Cedar Rapids, Iowa facility, beginning in January 2000. The transfer will result in the closure of the Reading facility in 2000. As a result of this decision, approximately 160 employees are being terminated from employment. Charges of $40.4 million for asset impairment, including $35.3 million of goodwill, and $2.0 million for other costs (primarily severance costs) were recorded in 1999 for this action. All of the severance costs will be paid in 2000.

On December 21, 1999, Goss announced a workforce reduction at its Preston, England facility. Approximately 180 employees are being terminated from employment at this facility. A charge of $12.6 million was recorded in 1999 for severance and pension benefits related to this action. Approximately 80 percent of these costs will be paid in 2000 and the balance will be paid in 2001 and 2002.

In December of 1999, the Company decided to sell its Westmont, Illinois headquarters facility and relocate to a more appropriately sized facility. It is anticipated that the sale and relocation will occur in 2000. As a result of this decision, an asset impairment charge of $6.4 million was recorded in 1999.

INTEREST EXPENSE

Interest expense decreased by $4.0 million for the year ended December 31, 1999 compared to 1998. The decrease for the year is attributable to the discontinuation of interest expense on the Company's $225 million Senior Subordinated Notes Due 2006 since July 30, 1999 as a result of the Chapter 11 filing. This reduction in expense is slightly offset by additional interest due to increased borrowings at higher rates under the Company's DIP and revolving credit facilities, as well as interest on the Company's new $112.5 million Senior Subordinated Notes Due 2005 since November 19, 1999.

INCOME TAXES

For the year ended December 31, 1999 the provision for income taxes decreased to $3.8 million from $13.9 million in 1998. The 1998 expense arose from the reevaluation of the effective income tax rate to be used for the year due to a change in the geographic mix of income.

EXTRAORDINARY ITEM

As part of the Chapter 11 plan of reorganization, the Noteholders exchanged the Old Notes for the New Notes of New Holdings and common stock in New Holdings representing an ownership interest of approximately 31 percent. As a result of this transaction an extraordinary gain of $107.6 million was recorded in 1999 for forgiveness and restructuring of debt. Due to the significant net operating loss carry forward in the United States, no tax provision was recorded on this extraordinary gain.


RESULTS OF OPERATIONS -- FISCAL 1998 AND FISCAL 1997

NET SALES

Goss's net sales for fiscal 1998 increased by 20.7% to $764.1 million compared to 1997, due primarily to a higher order backlog at the end of fiscal 1997 which resulted in increased shipments in fiscal 1998. Sales increased by $42.9 million to $395.8 million in the Americas. This increase was attributable to sales to small newspaper and insert customers. Sales in Europe increased $75.9 million to $267.8 million due to increased shipments to both large and small newspaper customers. In Asia sales increased $12.4 million to $100.5 million also as a result of increased shipments to both large and small newspaper customers.

GROSS PROFIT

Gross profit, which reflects net sales less cost of sales and amortization of inventory step-up, decreased 33.9% to $60.7 in fiscal 1998. Goss's gross profit margin decreased from 14.5% in fiscal 1997 to 8.0% in fiscal 1998.

Several significant items affected these results. In 1997, gross profit reflected amortization of a $46.7 million step-up in the value of inventory following Goss's 1996 acquisition. The 1998 results were affected by additional costs resulting from the realignment of Goss's U.S. manufacturing operations during a time of increased production volumes. This realignment, which began in 1997 and continued into 1998, was undertaken in response to increased market demand for Goss's Universal presses and the desire to reduce manufacturing costs. In the realignment, Goss's Reading, Pennsylvania plant was converted into an assembly-only facility with Universal production capability and certain functions were outsourced to suppliers or relocated to Goss's Cedar Rapids, Iowa facility. These costs, which totaled $13.8 million, generally consisted of start-up costs paid to new suppliers, costs of maintaining temporarily idle facilities while production was being moved, and workforce realignments.

Through the end of fiscal 1998, Goss pursued a business strategy with the objective of substantially increasing the level of orders and backlog. Pursuant to this strategy, Goss entered into several large contracts in the Americas to supply newly-developed newspaper press models at highly competitive price levels. The heavy production levels associated with these contracts, and the additional effort required to accommodate the new models and features, placed heavy demands on the U.S. production and engineering facilities, which were already affected by manufacturing realignment activities. As a result, several of these contracts were in a loss position. These loss contracts, some of which were shipped in 1998 and some of which remain in backlog at September 30, 1998, resulted in a net charge of $24.5 million in 1998. Also pursuant to this strategy, Goss purchased significant amounts of materials in the U.S. based upon anticipated orders. These orders did not occur as anticipated, resulting in a significant growth in inventory. Consequently, in the fourth quarter of 1998, Goss evaluated the net realizable value of its inventories and recorded a charge of $17.1 million to reflect current net realizable values. During fiscal 1998, Goss also incurred $4.0 million of unanticipated costs associated with completing its first shipments of a newly-developed insert press and folder.

Excluding these significant items which totaled $59.4 million in 1998 and $46.7 million in 1997, gross profit for fiscal 1998 was $120.1 million or 15.7% of sales as compared to $138.7 million or 21.9% of sales in 1997. The decrease in gross profit and gross profit margin in fiscal 1998 was due generally to the effects of price competition and the mix of products sold. The decrease in gross profit excluding the significant items is explained below.

        - In the Americas gross profit decreased by $19.9 million to $50.1 million and the gross profit margin decreased from 19.8% to 12.7%. The decrease in gross profit and gross profit margin for fiscal 1998 was due to lower pricing and the mix of products sold. Several contracts that shipped in 1998 did not contribute any gross profit.

        - In Europe gross profit increased by $2.2 million to $51.9 million and the gross profit margin decreased from 25.9% to 19.4%. The increase in gross profit was due to the increase in shipments for the year. The decrease in gross profit margin was due to lower margins on sales to large and small newspaper customers.

        - In Asia gross profit decreased by $0.9 million to $18.2 million and the gross profit margin decreased from 21.6% to 18.1%. The decrease in gross profit and gross profit margin is due to lower margins on sales to large newspaper customers.


OPERATING EXPENSES

Operating expenses -- I.E., engineering, selling, general and administrative expenses -- increased by $22.6 million to $107.0 million in 1998 due to engineering costs associated with the development of a new insert press, increased marketing efforts, depreciation expenses resulting from the implementation of new information systems and increased charges for bad debts in 1998. In addition, 1997 did not include the fourteen-day October 1996 stub period in which operating expenses totaled $3.1 million.

OTHER INCOME

Other income decreased by $1.1 million in 1998 to $1.6 million. In 1997, other income was favorably affected by the settlement of certain customer disputes.

LOSS ON  INVESTMENT IN AFFILIATE

In 1998, Goss made a 20% equity investment in DALiM Gmbh, a pre-press software specialist. On November 18, 1998 DALiM filed for bankruptcy and the net investment of $6.8 million as of September 30, 1998 was written-off.

INTEREST EXPENSE

Interest expense increased by $7.7 million in 1998 due to increased borrowings under the Company's revolving credit facility during 1998 and accrued interest relating to a customer settlement issue partially offset by lower interest rates.

FINANCIAL CONDITION

CASH FLOW

For the year ended December 31, 1999, operating activities used $81.0 million of cash compared to the year ended December 31, 1998 when operating activities used $1.3 million of cash. The increase in negative cash flow from operations in the 1999 period is due to the increase in the net loss (before net non-cash credits) and changes in working capital. Cash from operating activities for 1998 included the effects of the sale of the $35.6 million in accounts receivable to BT Commercial Corporation in November of 1998 and a substantial increase in trade payables as the Company began to experience financial difficulties. Cash used in investing activities decreased to $12.4 million in the 1999 period from $37.0 million in the 1998 period due to lower spending on capital projects. Financing activities provided a net $66.1 million in cash in the 1999 period, including collections of $26.4 million of the $35.6 million in accounts receivable that were contributed to Goss's capital by the Fund in January 1999 and a $50.0 million capital contribution made by the Fund pursuant to the plan of reorganization.

REORGANIZATION PROCEEDINGS

On July 30, 1999, the Petitioners filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The European and Asian subsidiaries of the Petitioners were not included in the Chapter 11 filing.

The Petitioners, certain of its lenders, and Noteholders holding at least two-thirds of the Old Notes entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the Lenders and the Noteholders who were party to the agreement agreed to forbear from exercising their rights and remedies under the credit agreement and the indenture until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization.

At hearings held on October 19, 1999 and November 2, 1999, the Petitioners received formal court confirmation of the Plan. According to the Plan, the Petitioners will pay all claims owed to unsecured trade creditors in three equal installments of approximately $20.0 million each at dates that are three, six, and nine months after November 19, 1999, the Effective Date of the Plan.

Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for the New Notes of New Holdings (the new holding company into which GGS Holdings, Inc. was merged on the Effective Date) and common stock in New Holdings representing an ownership interest of approximately 31 percent.

Also pursuant to the Plan, on the Effective Date, the Fund made a $50 million cash investment in the common stock of New Holdings and received common shares representing an ownership interest of approximately 65 percent in exchange therefore, and Rockwell received a distribution of New Holdings common shares representing an ownership interest of 3.5 percent in satisfaction of its preferred stock equity claim against GGS Holdings, Inc. All common and preferred equity interests, including all options to acquire such interests, in GGS Holdings, Inc. at the date of the Chapter 11 filing were cancelled pursuant to the Plan.

Additionally, on the Effective Date, and also pursuant to the Plan, Systems and the Lenders entered into the second amended and restated credit agreement (the "Bank Facility"). The Bank Facility, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit.

SOURCES OF LIQUIDITY

Other than cash flow from operations, Goss's primary source of liquidity is the Bank Facility. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. The Bank Facility bears interest, at the Company's option, at Banker's Trust base rate plus 2.75% through March 31, 2002, 3.00% through September 30, 2002, and 3.75% through September 30, 2003, or the applicable offshore rate (the mean of quotations for applicable currency loans, or reserve-adjusted LIBOR) plus 3.75% through March 31, 2002, 4.00% through September 30, 2002, and 4.75% through September 30, 2003. As of December 31, 1999, borrowings and letters of credit under the Bank Facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $186.7 million.

Substantially all of the Company's assets have been pledged as collateral under the Bank Facility, with the exception of the Sayama, Japan and Westmont, Illinois facilities, which are subject to mortgage liens. Obligations under the Bank Facility are guaranteed by New Holdings and by each of Systems' domestic subsidiaries. In addition, Systems guarantees all obligations of Goss U.K., Goss France, and Goss Japan under the Bank Facility.

Among other restrictions, the Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test and a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test. Borrowings under the revolving credit portion are also limited by a borrowing base test, which limits the amount of borrowings to a certain percentage of the Company's U.S.-based accounts receivable, inventories, equipment and real property. In addition, the Bank Facility contains other customary affirmative and negative covenants relating to (among other things) limitations of dividends, other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, capital expenditures, leases, transactions with affiliates, and conduct of business, with customary exceptions and baskets. The Bank Facility contains customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral, and certain changes of control.

The financial covenants contained in the Bank Facility must be satisfied at the end of each quarter and are cumulative from the period starting on January 1, 2000 and at December 31, 2000 become rolling twelve month covenants. The covenants become more stringent over time. Covenant noncompliance entitles the Lenders to declare a default under the Bank Facility and accelerate payment of outstanding amounts.

At December 31, 1998 the Company had outstanding $225.0 million of 12% unsecured senior subordinated notes (the "Old Notes"), under an indenture dated October 15, 1996. Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for the New Notes of New Holdings and common stock in New Holdings representing an ownership interest of approximately 31 percent. The New Notes were issued under an indenture, dated November 19, 1999 (the "Indenture") between New Holdings and HSBC Bank USA, as Trustee. The New Notes have a principal amount of $112.5 million, mature in 2005, and have an interest rate of 12.25% per annum. Interest on the New Notes for the two-year period immediately following the Effective Date will be paid by issuing additional New Notes and interest thereafter will be paid semiannually on May 19th and November 19th in cash. The Bank Facility prohibits the transfer of funds from Systems to New Holdings for the payment of interest on the New Notes if Systems is in default under the Bank Facility. Subject to certain conditions and dates, the New Notes are, in part, redeemable in whole or in part at the option of New Holdings. The payment of principal and interest on the New Notes is subordinated to the Senior Debt under the Bank Facility (as defined in the Indenture). The Indenture contains covenants similar to those in the Bank Facility and includes cross-default provisions under which an event of default under the Bank Facility would also be considered an event of default under the Indenture.

Goss is a highly leveraged business. As a consequence, it is dependent upon bank credit facilities to provide essential liquidity. Should Goss fail to comply with the terms of its bank credit facility at any time, it would significantly, and negatively, affect Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

OUTLOOK

Goss believes that its financial restructuring and improvement initiatives have positioned it for an improvement in its financial condition. The financial restructuring under Chapter 11 has provided significant debt relief, the injection of an additional $50 million in equity capital, and an additional $50 million in borrowing capacity. At the same time, initiatives to reduce capacity and globalize the product portfolio have been undertaken, which should have the effect of lowering fixed operating costs. Additionally, Goss sees no near term reduction in worldwide market demand for new presses or for color upgrades and expansion for existing presses. Recent advertising expenditure projections indicate positive advertising environments in most countries, which suggests continued demand for additional color capacity by newspaper publishers.

However, Goss's recent financial difficulties have caused some potential customers to award contracts to competitors or to defer purchasing decisions. Since Goss's order backlog at December 31, 1999 has dropped to $409.3 million from $606.3 million at December 31, 1998, it is essential to its ability to operate within its available liquidity levels that the order level in 2000 increase significantly over the depressed level of the five fiscal quarters ended December 31, 1999. While order prospects are strong there can be no assurance that they will occur at the necessary level. A failure to achieve the forecast level of orders could result in reduced liquidity and the inability to comply with loan covenants.

YEAR 2000

Goss has completed all necessary modifications to computer systems, hardware and software relating to the Year 2000 issue at a total cost of $16.9 million. All systems are compliant and operational, without any significant issues or problems known to management. Goss does not anticipate any further costs to be incurred as a result of the Year 2000 issue.

EUROPEAN MONETARY UNION

Goss has begun its assessment of the effect of the initiation of the European Monetary Union that will result in the issuance of a single currency ("the euro") for use in participating countries. This conversion will result in required modifications to certain computer systems hardware and software for Goss's European operations. Goss does not believe the conversion will have a material effect on its results of operations. In 2000, Goss will further analyze the effect of the euro conversion, including the related conversion costs and long-term competitive implications.


FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report, including those under "Outlook," "Year 2000" and "Financial Condition," are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:


                  - Newspaper press sales historically have been negatively influenced by increases in the cost of newsprint.

                  - Purchases of printing equipment historically have been dependent upon general economic conditions and, in particular in connection with sales to newspapers, advertising expenditures and page count. As discussed under Item 1 above, press purchases frequently can be deferred, and declines in general economic conditions can negatively impact Goss's sales.

                  - Goss's primary competitors are located in Germany and Japan. Currency markets and long-term interest rates recently have provided its competitors with pricing advantages. To the extent currency rates fluctuate in the future, these pricing advantages may increase, and Goss's sales would decrease.

                  - Selection of equipment frequently is dependent upon the technological features. To the extent that Goss's competition develops new technology that is attractive to purchasers and Goss does not promptly develop comparable technology, Goss will be at a disadvantage and sales are likely to decline.

                  - Frequently industry capacity exceeds market demand resulting in severe price competition. This price competition can hurt both sales and gross profit margins.

                  - Goss is a leveraged business. As a consequence, its profitability is sensitive to increases in interest rates, and the negative impact of any decrease in operating results is likely to be more significant than it would be if Goss was less leveraged. In addition, since Goss is dependent on its bank credit facility for liquidity, any inability to fulfill its commitments under the facility or a replacement facility -- whether as a result of the failure to satisfy financial covenants or otherwise -- would have a significant negative impact to Goss.


                  - The Company's ability to continue operating as a going concern is largely dependent upon the inflow of new orders for equipment and the Company's ability to implement operational restructuring elements and improve efficiencies.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Goss is exposed to market risk from changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial condition. Goss seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the limited use of derivative financial instruments. Goss does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

Goss periodically uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Goss's principal currency exposures relate to the British pound, the French franc and the Japanese yen against the U.S. dollar. Goss's exposure to changes in foreign currency exchange rates arise from intercompany loans between subsidiaries, receivables, payables and firm commitments arising from international transactions. Goss attempts to hedge significant exposures with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forward contracts. Gains and losses on these transactions are offset by the gain or loss on the underlying transaction. The gains and loses on such contracts in 1999 are not material. At December 31, 1999 Goss had no open forward contracts.

Goss periodically uses derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates for the translated U.S. dollar value of net income of certain foreign subsidiaries. Forward contracts used to hedge net income are marked to market and any resulting gains or losses are recognized immediately in net income. No such instruments are outstanding as of December 31, 1999.

The effect of a 1% change in the interest rates on Goss's interest rate sensitive financial instruments is approximately $1.7 million per annum.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Data presented for the period ended September 30, 1997 does not include the fourteen-day "stub" period from October 1, 1996 through October 14, 1996 which preceded Goss's acquisition on October 15, 1996. As a result, comparisons between fiscal 1998 and 1997 involve comparisons of a twelve month period to an eleven and one-half month period.

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, preceded the start of the new calendar cycle.

                          INDEPENDENT AUDITORS' REPORT


To Goss Holdings, Inc:

We have audited the accompanying consolidated balance sheets of Goss Holdings, Inc. (a Delaware Corporation - See Note 1), as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 1999, September 30, 1998 and September 30, 1997, and the three month period ending December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goss Holdings, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999, September 30, 1998 and September 30, 1997, and the three month period ending December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Chicago, Illinois
March 9, 2000

                               GOSS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                AT DECEMBER 31,
                                                                                ---------------
                                                                              1999            1998
                                                                              ----            ----
ASSETS
Current assets:
        Cash and cash equivalents                                             $29.9            $57.2
        Accounts receivable, net                                              133.9            135.3
        Inventories, net                                                      151.7            263.0
        Other current assets                                                    8.3             16.5
                                                                             ------         --------
        Total current assets                                                  323.8            472.0
Property and equipment, net                                                   140.7            186.2
Goodwill, net                                                                 261.7            308.0
Assets held for sale                                                           24.6              0.0
Other assets                                                                   33.4             31.4
                                                                             ------         --------
         Total assets                                                        $784.2           $997.6
                                                                             ======         ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                                     $164.2           $173.9
        Short term debt                                                        23.4            178.9
        Current portion of long-term debt                                       5.3              5.5
        Advance payments from customers                                       134.2            169.2
        Other current liabilities                                             199.8            197.0
                                                                             ------         --------
        Total current liabilities                                             526.9            724.5
Long-term debt, less current portion                                          302.0            276.6
Other liabilities                                                              36.2             55.1
                                                                             ------         --------
         Total liabilities                                                    865.1          1,056.2

Minority interest                                                               8.5              8.8

Preferred stock - none authorized or outstanding at Dec. 31, 1999;
 $.01 par value, 1,000,000 shares authorized; 51,288 shares
 outstanding at December 31, 1998                                               0.0              0.0

Common stock - $.01 par value, 1999 - 15,000,000 shares
  authorized; 10,000,000 shares outstanding 1998 -
  10,007,500 shares authorized; 1,160,900 shares outstanding                    0.1              0.0

Additional paid in capital                                                     76.8            167.8
Retained earnings                                                            (164.1)          (235.7)
Cumulative translation adjustment                                              (2.2)             0.5
                                                                             ------         --------
Total shareholders' equity                                                    (89.4)           (67.4)
                                                                             ------         --------
Total liabilities and shareholders' equity                                   $784.2           $997.6
                                                                             ======         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                      Three Months
                                                    Year Ended            Ended             For the Years Ended
                                                   December 31,       December 31,             September 30,
                                                       1999               1998             1998            1997
                                                       ----               ----             ----            ----

Net sales                                          $   607.8            $  107.2           $  764.1       $  632.8
Cost of sales                                          610.3               130.1              703.4          494.1
Amortization of inventory step-up                        0.0                 0.0                0.0           46.7
                                                         ---                 ---                ---           ----
       Gross profit (loss)                              (2.5)              (22.9)              60.7           92.0

Operating expenses                                      93.4                27.0              107.0           84.4
Restructuring charge                                    84.1                 7.1                0.0            0.0
Goodwill amortization                                    8.3                 2.1                9.2            7.8
                                                         ---                 ---                ---            ---
       Operating loss                                 (188.3)              (59.1)             (55.5)          (0.2)

Other (expense) income                                  (2.1)               (1.4)               1.8            2.9
Write-off of investment in affiliate                     0.0                 0.0               (6.8)           0.0
Interest expense                                       (43.8)              (12.3)             (46.4)         (38.7)
                                                       ------              ------             ------         ------
       Loss before income taxes and
       extraordinary item                             (234.2)              (72.8)            (106.9)         (36.0)

Provision (benefit) for income taxes                     3.8                (0.4)               7.6            0.5
                                                         ---                -----               ---            ---
       Loss before extraordinary item                 (238.0)              (72.4)            (114.5)         (36.5)

Extraordinary gain / (loss) on debt
       extinguishment                                  107.6                 0.0                0.0           (5.2)
                                                       -----                 ---                ---           -----
Net loss                                           $  (130.4)           $  (72.4)         $  (114.5)      $  (41.7)
                                                   ==========           =========         ==========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                     Three Months
                                                                    Year Ended          Ended           For The Years Ended
                                                                   December 31,      December 31,          September 30,
                                                                       1999              1998           1998          1997
                                                                       ----              ----           ----          ----
OPERATING ACTIVITIES:
    Net loss                                                         $(130.4)            $(72.4)        $(114.5)      $(41.7)
    Depreciation                                                        23.2                5.1            17.5         23.9
    Amortization of inventory step-up                                    0.0                0.0             0.0         46.7
    Amortization of goodwill and other assets                            8.0                2.1             9.4          8.0
    Extraordinary items - non-cash                                    (107.6)               0.0             0.0          5.2
    Loss on investment in affiliate                                      0.0                0.0             6.8          0.0
    Asset impairment charges                                            47.8                0.0             0.0          0.0
    Changes in assets and liabilities:
      Accounts receivable                                                7.7               86.7           (37.4)       (37.9)
      Inventory                                                        111.3              (42.4)          (70.9)        (4.4)
      Accounts payable                                                  (9.7)             (14.2)           73.4         35.3
      Customer advances                                                (32.1)              51.7            42.0        (16.4)
      Other current liabilities                                         14.1              (11.4)           34.6          5.4
      Other assets                                                       3.8                1.6           (20.3)        16.5
      Other liabilities                                                (17.1)               3.6            (1.4)       (25.3)
                                                                       ------               ---            -----       ------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (81.0)              10.4           (60.8)        15.3

INVESTING ACTIVITIES:
    Capital expenditures                                               (12.4)              (9.6)          (27.0)       (11.0)
    Other                                                                0.0                0.0            (2.2)        (3.0)
    Investment in affiliate                                              0.0                0.0            (7.5)         0.0
    Acquisition of Rockwell Graphic Systems, net of cash                 0.0                0.0             0.0       (602.4)
                                                                         ---                ---             ---       -------
        NET CASH USED IN INVESTING ACTIVITIES                          (12.4)              (9.6)          (36.7)      (616.4)

FINANCING ACTIVITIES:
    Issuance of senior subordinated notes                                0.0                0.0             0.0        225.0
    Issuance of stock                                                    0.0                0.0             0.0        164.6
    Sale of customer notes receivable                                    0.0                0.0             0.0        137.1
    Capital contributions                                               76.4                0.0             0.0          0.0
    Net borrowings under revolving credit facilities                  (155.5)              27.9           101.4         47.3
    Term loan, original amount borrowed                                150.0                0.0             0.0         75.0
    Repayment of term loan                                               0.0                0.0           (21.9)       (53.1)
    Issue/(repay) mortgages/other, net                                  (4.8)              (1.7)           (1.4)        54.8
                                                                        -----              -----           -----        ----
        NET CASH PROVIDED BY FINANCING ACTIVITIES                       66.1               26.2            78.1        650.7

Net (decrease)/increase in cash                                        (27.3)              27.0           (19.4)        49.6
Cash at the beginning of the period                                     57.2               30.2            49.6          0.0
                                                                        ----               ----            ----          ---
Cash at the end of the period                                        $  29.9            $  57.2         $  30.2      $  49.6
                                                                     =======            =======         =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                             OTHER
                                           COMMON        PAID-IN        RETAINED         COMPREHENSIVE
                                           STOCK         CAPITAL        EARNINGS          INCOME (LOSS)         TOTAL
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
BALANCE, OCT. 15, 1996                        $0.0          $0.0            $0.0                $0.0             $0.0
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
Net loss                                                                   (41.7)                               (41.7)
Currency translation                                                                            (3.1)            (3.1)
                                                                                                                 -----

Comprehensive loss                                                                                              (44.8)
                                                                                                                 -----

Preferred stock dividend                                     0.7            (0.7)                                 0.0
Stock issued                                               164.6                                                164.6
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
BALANCE, SEPT. 30, 1997                       $0.0        $165.3          $(42.4)              $(3.1)          $119.8
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
Net loss                                                                  (114.5)                              (114.5)
Pension liability adjustment                                                                    (5.3)            (5.3)
Currency translation adj.                                                                        2.5              2.5
                                                                                                                -----

Comprehensive loss                                                                                             (117.3)
                                                                                                                 -----

Stock issued/cancelled, net                                 (0.1)                                                (0.1)
Preferred stock dividend                                     3.1            (3.1)                                (0.0)
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
BALANCE, SEPT. 30, 1998                        0.0         168.3          (160.0)               (5.9)             2.4
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
Net loss                                                                   (72.4)                               (72.4)
Pension liability adjustment                                                                     5.3              5.3
Currency translation adj.                                                                        1.1              1.1
                                                                                                                -----

Comprehensive loss                                                                                              (66.0)
                                                                                                                 -----

Stock cancelled                                             (0.5)                                                (0.5)
Preferred stock dividend                                                    (3.3)                                (3.3)
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
BALANCE, DEC. 31, 1998                         0.0         167.8          (235.7)                0.5            (67.4)
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
Net loss                                                                  (130.4)                              (130.4)
Currency translation adj.                                                                       (2.7)            (2.7)
                                                                                                                 -----

Comprehensive loss                                                                                             (133.1)
                                                                                                                 -----

Preferred stock dividend                                     3.3                                                  3.3
Cancelled old stock                                       (206.5)          202.0                                 (4.5)
Issuance of new stock                          0.1         112.2                                                112.3
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------
BALANCE, DEC. 31, 1999                        $0.1         $76.8         $(164.1)              $(2.2)        $  (89.4)
--------------------------------------- ------------- -------------- ---------------- ---------------------- ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEAR ENDED DECEMBER 31, 1999, THE TRANSITION PERIOD ENDED
        DECEMBER 31, 1998 AND THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1.   BASIS OF PRESENTATION

Goss Holdings, Inc. ("New Holdings") is a Delaware corporation incorporated November 3, 1999 pursuant to a plan of reorganization (the "Plan") approved by the Bankruptcy Court for the District of Delaware (see Note 2). The principal asset of New Holdings is an investment in 100 percent of the common stock of Goss Graphic Systems, Inc. ("Systems"). Systems is a Delaware corporation incorporated April 9, 1996, by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit ("Rockwell Graphic Systems") of Rockwell International Corporation ("Rockwell"). Systems is a manufacturer and supplier of web offset printing press systems for newspaper, commercial, and insert printing. On November 19, 1999, GGS Holdings, Inc. ("Holdings") was merged into New Holdings pursuant to the Plan. Hereinafter, the name "Goss" or "The Company" refers to the collective operations of New Holdings and any of its consolidated subsidiaries, including any of their predecessor companies.

The Company's world headquarters is located in Westmont, Illinois, and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa, and international operations in the United Kingdom, France, Germany, and Japan. The Company also has a controlling interest in a joint venture in Shanghai, China. On November 19, 1999, the Company announced that it would transfer the manufacturing operations at its Reading, Pennsylvania facility to other Company facilities in January 2000.

2.   CHAPTER 11 FILING AND LIQUIDITY

On July 30, 1999, Systems, Holdings, and Goss Realty LLC, a wholly-owned subsidiary of Systems, (collectively, the "Petitioners") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The European and Asian subsidiaries of the Petitioners were not included in the Chapter 11 filing.

The Petitioners, certain of its lenders under the pre-petition bank credit facility (the "Lenders") and holders (the "Noteholders") of at least two-thirds of Systems' $225 million 12% Senior Subordinated Notes Due 2006 (the "Old Notes") entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the Lenders and the Noteholders who were party to the agreement agreed to forbear from exercising their rights and remedies under the credit agreement and the indenture until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization.

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


At hearings held on October 19, 1999 and November 2, 1999, the Petitioners received formal court confirmation of the plan of reorganization, as amended, (the "Plan"). According to the Plan, the Petitioners will pay all claims owed to unsecured trade creditors in three equal installments of approximately $20.0 million each at dates that are three, six, and nine months after November 19, 1999, the effective date of the Plan (the "Effective Date").

Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for a new issue of $112.5 million 12.25% Senior Subordinated Notes due 2005 (the "New Notes") of New Holdings (the new holding company into which Holdings was merged on the Effective Date) and common stock in New Holdings representing an ownership interest of approximately 31 percent. Interest on the New Notes for the two-year period immediately following the Effective Date will be paid by issuing additional New Notes and interest thereafter will be paid in cash with the first cash interest payment due May 19, 2002.

Also pursuant to the Plan, on the Effective Date, the Fund made a $50 million cash investment in the common stock of New Holdings and received common shares representing an ownership interest of approximately 65 percent in exchange therefore, and Rockwell received a distribution of New Holdings common shares representing an ownership interest of 3.5 percent in satisfaction of its preferred stock equity claim against GGS Holdings, Inc. All common and preferred equity interests, including all options to acquire such interests, in GGS Holdings, Inc. at the date of the Chapter 11 filing were cancelled pursuant to the Plan.

Additionally, on the Effective Date, and also pursuant to the Plan, Systems and the Lenders entered into the second amended and restated credit agreement. The new credit agreement, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including up to $75 million in letters of credit. The new credit agreement also contains certain financial covenants and limitations on the operations and borrowings of Systems and its subsidiaries and provides for scheduled repayments beginning in 2002. The provisions of the new credit agreement are more fully discussed in
Note 10 to the Consolidated Financial Statements.

Management has taken additional actions in the fiscal year 1999 to increase profitability, including additional workforce reductions, the closure of the Reading, Pennsylvania manufacturing facility, and the decision to sell its Westmont, Illinois headquarters facility. Additional profitability and cash flow improvement initiatives have been instituted for the year 2000, including changes in the manufacturing and product development processes. While the Company's management believes that these actions, in conjunction with the additional sources of liquidity arising from the Plan, will result in increased profitability and the ability to operate within the available sources of liquidity, there can be no assurances that they will be successful.

3.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of its domestic and foreign subsidiaries and its majority-owned joint venture. All intercompany transactions are eliminated.

REVENUE RECOGNITION

The Company recognizes revenue on press system units when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. The sales value of presses awaiting delivery amounted to $28.3 million as of December 31, 1999 and $89.0, $113.4 million and $177.0 million at December 31, 1998, September 30, 1998 and September 30, 1997, respectively. When a current contract estimate indicates a loss, provision is made for the total estimated loss. Revenues on installation contracts are recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) method and includes material, labor, and manufacturing overhead.

Reserves are provided for excess inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost of the related inventory.

Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three to thirteen years for machinery and equipment and up to fifty years for buildings). Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term. Presses which are maintained as test development units on a long-term basis are included in property and equipment and depreciated over their estimated useful lives (generally five to twelve years). Significant renewals and betterments are capitalized, and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

PRODUCT WARRANTY

Product warranty costs include all costs associated with repairs through the end of the expressed warranty period. These costs are accrued considering historical warranty cost experience and a periodic assessment of expected warranty costs associated with each sale.

Unreimbursed costs to repair equipment after the warranty period are incurred solely at the discretion of management and are expensed as incurred.

WORKERS' COMPENSATION AND PRODUCT AND GENERAL LIABILITY COSTS

The financial statements include estimated costs, including costs not reimbursable under insurance contracts, of settling workers' compensation and product and general liability claims. These estimates are determined from historical claims incurred experience, using actuarial computations of the estimated ultimate settlement cost of such claims, including claims incurred but not yet reported.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. For the twelve and three month periods ended December 31, 1999 and 1998, respectively, these costs totaled $12.5 million and $2.3 million. For the periods ended September 30, 1998 and 1997, these costs totaled $17.8 million and $14.1 million, respectively.

GOODWILL

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at October 14, 1996. Goodwill is being amortized over 40 years using the straight line method. Accumulated amortization of goodwill totaled $23.9 million and $18.8 million at December 31, 1999 and 1998, respectively.

LONG-LIVED ASSETS

The Company continuously evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangibles and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether or not the asset is recoverable.

COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustments, and currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no effect on total shareholders' equity.

INCOME TAXES

Income taxes are accounted for using the liability method, whereby deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Based on the weight of both negative and positive evidence, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation reserve is established.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The functional currency for the European and Pacific Rim subsidiaries is the applicable local currency. The translation from the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains and losses resulting from such translations are included in stockholders' equity.

FISCAL YEAR CHANGE

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, preceded the start of the 1999 calendar cycle.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 30, 2000. SFAS No. 133 will require that all derivatives be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position. However, Goss anticipates that, due to its limited use of derivative instruments and the nature of its derivative transactions, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in 1999.

4.   FINANCIAL INSTRUMENTS

Goss enters into various financial instruments in the normal course of business. Goss does not hold or issue financial instruments for trading or speculative purposes. Periodically, Goss analyzes its derivative positions to assess the current and projected status of these agreements.

FOREIGN EXCHANGE CONTRACTS

Goss enters into forward exchange contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate fluctuations. These include product cost revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

At December 31, 1999 Goss did not have any contractual obligations under foreign exchange contracts.

CREDIT AND RISK

Goss enters into financial instruments with banks with which Goss has continuing business relationships and regularly monitors the credit ratings of its counter parties. Goss sells its products to a world wide customer base and extends credit to its customers based upon ongoing credit evaluations and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to Goss's large customer base; however, periodic concentrations can occur due to the cyclical nature of Goss's business.

FAIR VALUE

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statements.

Cash and short-term investments: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Revolving credit facility: The carrying amount reported in the balance sheet for the revolving credit facility approximates its fair value.

Senior subordinated notes: The fair value at December 31, 1999 approximates the carrying amount as these notes were valued at their fair value as of the Effective Date of the Plan. The estimated fair value of the notes at December 31, 1998 is based on the trading prices of the notes at year-end. This value was 52% of par on December 31, 1998.

Term loan: The estimated fair value of the term loan at December 31, 1999, which was based on LIBOR, is equal to its carrying value.

Mortgage loans: The estimated fair value of the mortgage loans on the Sayama, Japan, and Westmont, Illinois, properties is based on prevailing interest rates and credit spreads.

Foreign currency contracts: The Company enters into foreign currency forward exchange contracts to protect against adverse currency rate fluctuations. The carrying amount reported in the balance sheet for derivatives approximates fair market value.

Letters of credit: The fair value of letters of credit is estimated to approximate their contractual amounts.

The carrying value and estimated fair value of the Company's financial instruments are as follows (in millions):

                                                                 At December 31,
                                                   --------------------------------------------
                                                     1999                                1998
                                        -------------------------------    ----------------------------------
                                          Carrying          Fair               Carrying            Fair
                                           Amount           Value               Amount            Value
                                          --------          ------             ---------          ------
Cash and cash equivalents                     $ 29.9         $ 29.9               $ 57.2           $ 57.2
Revolving credit facility                       23.4           23.4                178.9            178.9
Senior  subordinated notes                     103.0          103.0                225.0            117.0
Term loan                                      150.0          150.0                  0.0              0.0
Mortgage - Westmont, IL                         28.4           28.2                 29.2             30.2
Mortgage - Sayama, Japan                        22.8           23.0                 23.1             23.2
Foreign currency contracts                       0.0            0.0                  0.3              0.3
Other debt obligations                           3.1            3.1                  4.8              4.8
Off balance sheet financial
Instruments:
   Letters of credit                            15.4           15.4                 21.2             21.2

5.  RESTRUCTURING CHARGES

Restructuring charges are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code, as well as plant restructuring and workforce reduction costs. These charges were incurred in both the transition quarter and the year ended December 31, 1999. Such items consisted of the following (in millions):

                                                              Year Ended               3 Months Ended
                                                           December 31, 1999         December 31, 1998
                                                           -----------------         -----------------
              Workforce reduction costs                           $14.7                         $7.1
              Asset impairment charges                             47.8                          0.0
              Chapter 11 costs                                     21.6                          0.0
                                                                   ----                          ---
                    Total restructuring charges                   $84.1                         $7.1
                                                                  =====                         ====

During the quarter ended December 31, 1998, Goss initiated a 5% reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. As of December 31, 1999, all terminations were complete and approximately $5.1 million in severance costs had been paid. The balance will be paid in 2000.

In the fiscal quarter ended December 31, 1999, the Company recorded a charge of $14.7 million related to a reduction of approximately 315 employees of its U.S. and European workforce. Approximately 85% of these costs are expected to be paid in 2000 with the balance paid in 2001.

The non-cash impairment charges consist of $40.4 million relating to the Company's Reading, Pennsylvania facility, including the write-off of $35.3 million of goodwill, $6.4 million related to the Company's Westmont, Illinois headquarters facility, and $1.0 million relating to certain manfacturing equipment.

6.   ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows (in millions):


                                                       At December 31,
                                                       ---------------
                                                     1999         1998
                                                     ----         ----
   Trade accounts receivable                       $131.2       $117.6
   Unbilled receivables                              36.4         34.8
   Notes receivable                                   7.9         12.2
   Less allowance for doubtful accounts             (41.6)       (29.3)
                                                   ------       ------
   Accounts receivable, net                        $133.9       $135.3
                                                   ======       ======

The activity of the allowance for doubtful accounts is summarized as follows (in millions):

                                                  For the Period Ended,          For the Period Ended,
                                                       December 31,                  September 30,
                                                       ------------                  -------------
                                                    1999            1998           1998            1997
                                                    ----            ----           ----            ----
Beginning of period                               $(29.3)         $(21.6)        $(15.9)           $0.0
Acquisition                                          0.0             0.0            0.0           (14.9)
Consolidation of Joint Venture                       0.0             0.0            0.0            (1.5)
Additions, net of recoveries                       (14.6)           (9.3)          (9.0)            0.0
Charges                                              2.3             1.6            3.3             0.5
                                                     ----            ----           ----            ---
End of period                                     $(41.6)         $(29.3)        $(21.6)         $(15.9)
                                                  =======         =======        =======         =======

As of December 31, 1999 accounts receivable included $33.1 million of retainage held by customers pending final acceptance of equipment. This balance was $28.9 million at December 31, 1998.

Unbilled receivables consist principally of revenues recognized on press system units where title has passed to the customer in accordance with the terms of the contract, which is prior to the occurrence of the contractual billing terms. Unbilled receivables are invoiced in accordance with the terms of contract provisions and do not include any amounts subject to uncertainty as to their realization. Substantially all amounts are expected to be billed and collected within one year.

7.   INVENTORIES

     Net inventories are summarized as follows (in millions):

                                                                   At December 31,
                                                                   ---------------
                                                                1999              1998
                                                                ----              ----
  Materials                                                    $64.7            $111.8
  Work in process                                               57.9              94.6
  Finished goods                                                 4.7              27.8
  Parts                                                         24.4              28.8
                                                                ----              ----
      Total inventories, net                                  $151.7            $263.0
                                                              ======            ======

8.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized below (in millions):

                                                                 At December 31,
                                                                 ---------------
                                                              1999              1998
                                                              ----              ----
   Land and land  improvements                               $31.1              $33.7
   Buildings and building improvements                        45.3               73.6
   Machinery, equipment and tooling                          126.7              109.6
   Construction in progress                                    4.2               20.7
                                                               ---               ----
     Total                                                   207.3              237.6
   Less accumulated depreciation                             (66.6)             (51.4)
                                                            ------             ------
         Property and equipment, net                        $140.7             $186.2
                                                            ======             ======

Goss has classified on its balance sheet $24.6 million of assets held for sale, consisting of the Reading, Pennsylvania facility, the Westmont, Illinois facility and certain manufacturing equipment. These assets have a net book value at December 31, 1999 of $24.6 million, after taking into account impairment charges of $12.5 million which were recorded in 1999 in order to record the assets at estimates of net realizable value. Net realizable values for the assets held for sale was based on estimates of market value, less estimated costs of disposition. These assets are being disposed of as part of the Company's restructuring and cost reduction efforts. It is expected that these assets will be sold by the end of 2000.

The impairment charges are recorded in the "Restructuring charge" line on the Consolidated Statement of Operations.

9.   OTHER CURRENT LIABILITIES

     Other current liabilities are summarized below (in millions):

                                                                    At December 31,
                                                                    ---------------
                                                                1999               1998
                                                                ----               ----
   Accrued post shipment costs                                 $49.9              $47.7
   Accrued contract costs                                       34.7               55.4
   Loss contract reserves                                       27.5               27.5
   Other                                                        87.7               66.4
                                                                ----               ----
       Total other current liabilities                        $199.8             $197.0
                                                              ======             ======

10.  DEBT

     The debt obligations of the Company consist of the following (in millions):

                                                                                             At December 31,
                                                                                             ---------------
                                                                                          1999               1998
                                                                                          ----               ----
  Revolving credit facility (interest at 11.0% and 8.7% at year end)                     $23.4             $178.9
  Term loan, due 2003, with interest at 9.5% to 9.8%                                     150.0                0.0
  8.66% mortgage loan on Westmont, IL office building due 2001                            28.4               29.2
  3.25% Yen-based mortgage loan on Sayama, Japan, plant due 2007                          22.8               23.1
  $225 million senior subordinated 12% notes due 2006                                      0.0              225.0
  $112.5 million senior subordinated 12.25% notes due 2005                               103.0                0.0
  Other debt obligations with interest at 7.9% to 8.7%                                     3.1                4.8
                                                                                           ---                ---
        Total debt                                                                       330.7              461.0
  Less current portion                                                                    28.7              184.4
                                                                                          ----              -----
  Long-term debt                                                                        $302.0             $276.6
                                                                                        ======             ======

Maturities of long-term debt for the next five years are as follows: 2000, $5.3 million; 2001, $31.5 million; 2002, $8.3 million; 2003, $148.0 million and
$114.2 million thereafter.

Amounts outstanding at December 31, 1998 under the revolving credit facility represent borrowings under the $200 million pre-petition bank credit facility. On the Effective Date, Systems and the Lenders entered into the second amended and restated credit agreement (the "Bank Facility") pursuant to the Plan. The Bank Facility, which amends and restates the $200 million pre-petition revolving credit facility, provides for total borrowings of $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. The Bank Facility bears interest, at the Company's option, at Banker's Trust base rate plus 2.75% through March 31, 2002, 3.00% through September 30, 2002, and 3.75% through September 30, 2003, or the applicable offshore rate (the mean of quotations for applicable currency loans, or reserve-adjusted LIBOR) plus 3.75% through March 31, 2002, 4.00% through September 30, 2002, and 4.75% through September 30, 2003. The Company's average interest rate was 8.8%, 8.76%, and 9.14% for the periods ended September 30, 1998, December 31, 1998, and December 31, 1999, respectively, on borrowings under the Bank Facility. The maximum amount borrowed under the Bank Facility, excluding letters of credit, was $166.8 million, $176.7 million, and $235.3 million, and the average amount borrowed respectively was $122.3 million, $174.6 million, and $190.5 million, respectively, for the periods ended September 30, 1998, December 31, 1998, and December 31, 1999. As of December 31, 1999, borrowings and letters of credit under the Bank Facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $186.7 million.

Substantially all of the Company's assets have been pledged as collateral under the Bank Facility, with the exception of the Sayama, Japan and Westmont, Illinois facilities, which are subject to mortgage liens. Obligations under the Bank Facility are guaranteed by New Holdings and by each of Systems' domestic subsidiaries. In addition, Systems guarantees all obligations of Goss U.K., Goss France, and Goss Japan under the Bank Facility.

Among other restrictions, the Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test and a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test. Borrowing under the revolving credit portion is also limited by a borrowing base test, which limits the amount of borrowing to a certain percentage of the Company's U.S.-based accounts receivable, inventories, equipment and real property. In addition, the Bank Facility contains other customary affirmative and negative covenants relating to (among other things) limitations of dividends, other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, capital expenditures, leases, transactions with affiliates, and conduct of business, with customary exceptions and baskets. The Bank Facility contains customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral, and certain changes of control.

The financial covenants contained in the Bank Facility must be satisfied at the end of each quarter and are cumulative from the period starting on January 1, 2000 and at December 31, 2000 become rolling twelve month covenants. The covenants become more stringent over time.

Covenant noncompliance entitles the Lenders to declare a default under the Bank Facility and accelerate payment of outstanding amounts.

As of December 31, 1998 the Company had issued $225.0 million of 12% unsecured senior subordinated obligations (the "Old Notes") under an indenture dated October 15, 1996. Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for the New Notes of New Holdings and common stock in New Holdings representing an ownership interest of approximately 31 percent. The New Notes were issued under an indenture, dated November 19, 1999 (the "Indenture") between New Holdings and HSBC Bank USA, as Trustee. The New Notes have a principal amount of $112.5 million, mature in 2005, and have an interest rate of 12.25% per annum. Interest on the New Notes for the two-year period immediately following the Effective Date will be paid by issuing additional New Notes and interest thereafter will be paid semiannually on May 19th and November 19th in cash. The Bank Facility prohibits the transfer of funds from Systems to New Holdings for the payment of interest on the New Notes if Systems is in default under the Bank Facility. Subject to certain conditions and dates, the New Notes are, in part, redeemable in whole or in part at the option of New Holdings. The payment of principal and interest on the New Notes is subordinated to the Senior Debt under the Bank Facility (as defined in the Indenture). The Indenture contains covenants similar to those in the Bank Facility and includes cross-default provisions under which an event of default under the Bank Facility would also be considered an event of default under the Indenture.

The New Notes were initially recorded at their estimated fair value of $101.2 million on November 19, 1999, the date of issuance, resulting in a discount to face value of $11.3 million. The discount is being amortized to interest expense over the six year period remaining to maturity.

As described above, as part of the Chapter 11 plan of reorganization, the Noteholders exchanged the Old Notes for the New Notes of New Holdings and common stock in New Holdings representing an ownership interest of approximately 31 percent. As a result of this transaction an extraordinary gain of $107.6 million was recorded in 1999 for forgiveness and restructuring of debt. Also, included as an extraordinary loss in fiscal 1997 is the write-off of $5.2 million in loan origination costs attributable to the prepayment of a portion of the term loan related to the Acquisition. Due to the significant net operating loss carry forward in the United States, no tax provision was recorded on either of these extraordinary items.

11.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in millions):

                                                                                         Year Ended
                                             Year Ended       3 Months Ended             September 30,
                                            December 31,        December 31,             -------------
                                                 1999               1998             1998           1997
                                                 ----               ----             ----           ----
    Current:
         United States                           $0.0               $0.0             $0.0            0.0
         Non-United States                        7.1               (0.3)             3.3            2.2
         State and local                          0.0                0.0              0.0            0.0
                                                  ---                ---              ---            ---
    Total current                                 7.1               (0.3)             3.3            2.2
                                                  ---               -----             ---            ---

    Deferred:
         United States                            0.0                0.0              0.0            0.0
         Non-United States                       (3.3)              (0.1)             4.3           (1.7)
         State and local                          0.0                0.0              0.0            0.0
                                                  ---                ---              ---            ---
    Total deferred                               (3.3)              (0.1)             4.3           (1.7)
                                                 ----               ----             ---           -----

    Provision (benefit) for
    income taxes                                 $3.8              $(0.4)            $7.6           $0.5
                                                 ====              =====             ====           ====

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:


                                                                                         Year Ended
                                             Year Ended       3 Months Ended            September 30,
                                            December 31,        December 31,            -------------
                                                1999               1998               1998          1997
                                                ----               ----               ----          ----
 Federal statutory rate                         35.0%              35.0%              35.0%         35.0%
 Effect of:
      Non deductible expenses                   (0.4)%             (0.3)%             (2.5)%        (1.0)%
      Goodwill amortization                     (0.3)%             (0.3)%             (2.4)%        (2.7)%
      Net loss for which no
           benefit has been provided           (37.2)%            (35.1)%            (38.4)%       (32.2)%
      Other                                      1.3%               1.3%               1.2%         (0.6)%
                                                ----               ----               ----         ------
 Effective Tax Rate                             (1.6)%              0.6%              (7.1)%        (1.5)%
                                              ======               ====              =====         =====

The domestic and foreign components of the loss before income taxes and extraordinary items is as follows:

                                        Year Ended        3 Months Ended           Year Ended
                                       December 31,         December 31,          September 30,
                                                                                  --------------
                                           1999                1998             1998          1997
                                           ----                ----             ----          ----
        Domestic                        $(216.1)              $(66.6)        $(119.6)        $(34.3)
        Foreign                           (18.1)                (6.2)           12.7           (1.7)
                                          ------                -----           ----           -----
             Total                      $(234.2)              $(72.8)        $(106.9)        $(36.0)
                                        ========              =======        ========        =======

The company expects to have net operating loss carryforwards of approximately $245.5 million in the U.S. and $52.3 million in the United Kingdom as of December 31, 1999. $64.2 million of the U.S. loss will expire after December 2011, $77.7 million will expire after December 2012, $54.6 million will expire after December 2013, and $49.0 million will expire after December 2014. The United Kingdom loss can be carried forward indefinitely. Based upon the difficulty in predicting the amount of future taxable income by jurisdiction in the U.S. and the United Kingdom, management has decided to establish a valuation allowance to offset fully any deferred tax asset otherwise attributable to the existence of these losses.

Current and noncurrent deferred income tax assets arise principally from the following (in


                                                                     At December 31,
                                                                     ---------------
                                                               1999                     1998
                                                               ----                     ----
   Current:
     Accounts receivable reserves                             $13.1                     $8.1
     Inventory reserves                                        12.7                     13.1
     Product warranty reserves                                  7.1                      6.7
     Contract reserves                                         13.9                     12.8
     Accrued compensation                                       0.0                     (0.4)
     Restructuring reserves                                     2.1                     (2.3)
     Other                                                      7.8                      4.7
                                                                ---                      ---
        Total current asset                                    56.7                     42.7
                                                               ----                     ----

   Noncurrent:
     Insurance reserves                                         1.2                      0.2
     Property and equipment                                    (8.8)                    (8.5)
     Goodwill                                                   7.2                     (5.0)
     Tax loss carryforwards                                   114.4                     86.2
     Other                                                      7.8                      7.2
                                                                ---                      ---
        Total noncurrent asset                                121.8                     80.1
                                                              -----                     ----

   Valuation allowance (U.S. and U.K.)                       (175.4)                  (123.9)
                                                             ------                   ------

     Net deferred tax asset/(liability)                        $3.1                    $(1.1)
                                                               ====                    =====

12.  PENSION PLANS

The Company has pension plans covering certain of its employees in the United States, the United Kingdom, Germany, and Japan. The following represents the obligations and plan assets at fair value for the Company's pension plans (in millions):

                                                                       For the Period Ended
                                                                           December 31,
                                                                           ------------
                                                                      1999                1998
                                                                      ----                ----
     Benefit obligation at beginning of period                    $   81.7            $   81.7
     Service cost                                                      2.2                 0.6
     Interest cost                                                     4.8                 1.2
     Plan participants' contribution                                   0.7                 0.2
     Actuarial loss                                                    9.3                 0.0
     Benefits paid                                                    (5.5)               (1.1)
     Curtailment gain                                                 (0.4)                0.0
     Currency fluctuation                                             (1.5)               (0.9)
                                                                       ---                 ---
     Benefit obligation at end of year                            $   91.3            $   81.7
                                                                  ========            ========

                                                                       For the Period Ended
                                                                           December 31,
                                                                           ------------
                                                                      1999                1998
                                                                      ----                ----
     Fair value of plan assets at beginning of year               $   78.1            $   68.5
     Actual return on plan assets                                      9.1                11.1
     Employer contributions                                            5.4                 1.0
     Plan participants' contributions                                  0.7                 0.2
     Benefits paid                                                    (5.3)               (1.2)
     Currency fluctuation                                             (1.9)               (1.5)
                                                                       ---                 ---
     Fair value of plan assets at end of year                     $   86.1            $   78.1
                                                                  ========            ========

The funded status of the pension plans reconcile with amounts on the consolidated balance sheets as follows (in millions):

                                                                           At December 31,
                                                                          ---------------
                                                                      1999                1998
                                                                      ----                ----
     Funded status                                                $   (5.2)           $   (3.6)
     Unrecognized net actuarial loss                                  12.3                 5.3
     Unrecognized prior year service cost                              0.5                 0.5
                                                                       ---                 ---
     Net amount recognized                                        $    7.6            $    2.2
                                                                  ========            ========

Amounts recognized in the consolidated balance sheets consist of (in millions):

                                                                         At December 31,
                                                                         ---------------
                                                                     1999               1998
                                                                     ----               ----
     Prepaid benefit cost                                         $   13.2             $   8.1
     Accrued benefit liability                                        (5.6)               (5.9)
                                                                       ---                 ---
     Net amount recognized                                        $    7.6             $   2.2
                                                                  ========             =======

Net periodic pension cost for the Company's plans included in the accompanying statements of operations consist of the following (in millions):

                                                            Year Ended          3 Months Ended          Year Ended
                                                            December 31,          December 31,         September 30,
                                                                                                       -------------
                                                               1999                  1998            1998          1997
                                                               ----                  ----            ----          ----
Service cost-benefits earned during the year                    $2.2                 $0.6            $1.8          $1.7
Interest accrued on accumulated benefit
obligation                                                       4.8                  1.2             4.9           5.1
Expected return on plan assets                                  (6.8)                (1.5)            5.1          (5.5)
Net amortization and deferral                                    0.1                  0.2           (11.6)         (0.5)
                                                                 ---                  ---            ----           ---
Net periodic pension cost                                       $0.3                 $0.5            $0.2          $0.8
                                                                ====                 ====            ====          ====

In addition, a curtailment gain of $0.4 million was recognized in the period ending December 31, 1999 due to the closure of the Reading facility.

The above pension amounts were determined using a December 31 measurement date for the year and three month periods ended December 31, 1999 and 1998, and a June 30 measurement date for the years ended September 30, 1998 and 1997. The following assumptions were also used:

                                                                  1999                 1998
                                                             ----------------     ----------------
                Discount rate                                  2.5% - 8.0%          2.5% - 6.5%
                Annual salary increase                         3.0% - 3.5%          3.0% - 3.5%
                Asset return                                   3.0% - 9.0%          3.0% - 8.5%

The Company sponsors defined contribution plans covering its U.S. salaried employees and certain of its hourly employees. Employer contributions to these plans which were charged to expense totaled $1.9 million and $0.6 million for the twelve and three month periods ended December 31, 1999 and 1998, respectively. For the years ended September 30, 1998 and 1997, these contributions totaled $3.4 million and $2.1 million, respectively.

13.  POST-RETIREMENT MEDICAL PLANS

The Company provides retiree medical and life insurance benefits for certain of its hourly U.S. employees. Under Statement of Financial Accounting Standard No. 106, retiree benefits are viewed as a type of deferred compensation and are treated as if they are earned over the working life of the employees, and the cost should be fully charged to operations by the earliest date the employee is eligible to retire.

The Company funds the benefits of these plans on a cash basis as benefits are incurred. There are no assets that have been segregated and restricted to provide for post-retirement benefits.

The following represents the obligations and plan assets at fair value for the Company's post-retirement medical plans (in millions):

                                                                         For the Period Ended
                                                                             December 31,
                                                                             ------------
                                                                        1999               1998
                                                                        ----               ----
     Benefit obligation at beginning of period                      $   20.0           $   19.5
     Service cost                                                        0.9                0.2
     Interest cost                                                       1.3                0.3
     Benefits paid                                                      (0.2)               0.0
     Actuarial gain                                                     (9.1)               0.0
     Curtailment gain                                                   (0.4)               0.0
                                                                       -----                ---
     Benefit obligation at end of year                              $   12.5           $   20.0
                                                                    ========           ========

                                                                         For the Period Ended
                                                                             December 31,
                                                                             ------------
                                                                        1999               1998
                                                                        ----               ----
     Fair value of plan assets at beginning of period                $   0.0            $   0.0
     Employer contributions                                              0.2                0.0
     Benefits paid                                                      (0.2)               0.0
                                                                        -----               ---
     Fair value of plan assets at end of year                        $   0.0            $   0.0
                                                                     =======            =======

The funded status of the post-retirement medical plans reconcile with amounts on the consolidated balance sheets as follows (in millions):

                                                                          At December 31,
                                                                          ---------------
                                                                      1999                1998
                                                                      ----                ----
     Funded status                                               $   (12.5)          $   (20.0)
     Unrecognized net actuarial (gain) loss                           (6.6)                3.2
     Effect of curtailment                                             0.4                 0.0
                                                                       ---                 ---
     Net amount recognized                                       $    18.7           $    16.8
                                                                 =========           =========

Amounts recognized in the consolidated balance sheets consist of (in millions):

                                                                          At December 31,
                                                                          ---------------
                                                                      1999                1998
                                                                      ----                ----
     Accrued benefit liability                                    $   18.7            $   16.8
     Prepaid benefit cost                                              0.0                 0.0
                                                                       ---                 ---
     Net amount recognized                                        $   18.7            $   16.8
                                                                  ========            ========

The components of post-retirement medical expense are as follows (in millions):

                                                                                          Year Ended
                                                                  3 Months              September 30,
                                            Year Ended              Ended             -------------------
                                          Dec. 31, 1999         Dec. 31, 1998         1998           1997
                                        -----------------     ----------------        ----           ----
 Service cost                                  $0.9                $0.2               $0.7           $0.6
 Interest cost                                  1.3                 0.3                1.1            1.0
 Net amortization and deferral                  0.1                 0.0                0.0            0.0
                                                ---                 ---                ---            ---
    Retirement medical expense                 $2.3                $0.5               $1.8           $1.6
                                               ====                ====               ====           ====

In addition, a curtailment gain of $0.4 million was recognized in the period ending December 31, 1999 due to the closure of the Reading facility.

The post-retirement medical obligation was comprised of the following (in millions):

                                                                              At December 31,
                                                                             -----------------
                                                                             1999         1998
                                                                             ----         ----
                Retirees                                                     $3.0         $0.3
                Active employees:
                     Eligible to retire                                       5.2          3.8
                     Not eligible                                             4.3         15.9
                                                                              ---         ----
                Retirement medical obligations                              $12.5        $20.0
                Effect of curtailment                                        (0.4)         0.0
                Unrecognized actuarial gain/(loss)                            6.6         (3.2)
                                                                              ---         -----
                Accrued retirement medical liability                        $18.7        $16.8
                                                                            =====        =====

The above post-retirement medical amounts were determined using a December 31 measurement date for the year and three month periods ended December 31, 1999 and 1998, and a June 30, measurement date for the years ended September 30, 1998 and 1997. The following assumptions were also used:

                                                                1999        1998
                                                                ----        ----
Discount rate                                                   8.00%      6.75%
Health care cost trend rate                                     7.50%      7.50%

The health care cost trend rate assumption has a significant effect on the obligation amounts reported. If the assumed health care cost trend rate was increased by one percentage point, this would increase the retirement medical obligation at December 31, 1999 by $1.9 million and the retirement medical expense for 1999 by $0.2 million. A decrease of the health care cost trend rate would decrease the retirement medical obligation at December 31, 1999 by $1.6 million and the retirement medical expense for 1999 by $0.2 million.

14. LEASES

The Company leases certain operating assets with various renewal options. Consolidated rental expense was $2.3 million, $0.9 million, $2.7 million, and $3.2 million for the year ended December 31, 1999, the three months ended December 31, 1998, and the years ended September 30, 1998 and 1997, respectively.

At December 31, 1999, the future minimum lease payments under operating and capital leases were as follows (in millions):


                                                                               Operating        Capital
                                                                                Leases           Leases
                                                                                ------           ------
                                      2000                                       $0.2            $1.6
                                      2001                                        0.2             1.3
                                      2002                                        0.1             0.6
                                      2003                                        0.1             0.1
                                      2004 and Thereafter                         0.0             0.0
                                                                                  ---             ---
                                          Total                                  $0.6             3.6
                                                                                 ====
                                      Less amounts representing
                                         interest and executory costs                             0.5
                                                                                                  ---
                                      Net present values                                         $3.1
                                                                                                 ====

15.  RELATED PARTY TRANSACTIONS

The Company purchases drive systems, press controls, and related products from Allen-Bradley, a subsidiary of Rockwell, the holder of the preferred stock issued by Holdings as part of the Acquisition. As a result of the Chapter 11 reorganization, effective November 19, 1999 this preferred stock was cancelled and common stock of New Holdings, representing a 3.5% equity interest, was issued to Rockwell. Purchases from Allen-Bradley totaled $11.4 million in 1999, $4.6 million for the three months ended December 31, 1998, $18.6 million in fiscal 1998 and $18.0 million in fiscal 1997. The Company also purchased certain services from Rockwell, including data processing, telecommunications, and research pursuant to a services agreement with Rockwell which extended through 1998. Such purchases totaled $3.7 million in fiscal 1998 and $4.5 million in fiscal 1997.

On November 30, 1998, Goss sold approximately $35.6 million in accounts receivable to BT Commercial Corporation. The collectibility of the receivables was guaranteed by an affiliate of Stonington, a related party.

The Company paid a one-time transaction and financing advisory fee in 1997 of $6.0 million to Stonington related to the Acquisition which has been capitalized as part of the transaction cost.

16.  CONTINGENCIES AND COMMITMENTS

LEGAL CONTINGENCIES

In the normal course of its business, the Company is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment that the Company sold, disputes with customers over the performance and completion of installation of equipment, and workers' compensation claims by the Company's own employees.

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even though the equipment may be decades old. Goss maintains insurance with a $250,000 per occurrence deductible for product liability claims made after October 15, 1996. In connection with the Acquisition, Goss assumed product liability claims made prior to October 15, 1996 for which Rockwell had a self-insured retention of $2 million and a $1 million per occurrence deductible.

Printing equipment is complex and expensive, and when disputes arise regarding the performance and completion of installation of equipment, it is not uncommon for those disputes to involve significant amounts. In some instances, those disputes result in litigation. No litigation of this type is currently pending that management believes is likely to be material.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

The Company received creditor claims during its bankruptcy proceedings which the Company believes are duplicative, erroneous or exaggerated and to which the Company believes it has valid defenses. The Company is continuing to seek resolution of these claims through negotiation. The Company will object to these disputed claims in a timely fashion in the United States Bankruptcy Court in Delaware. As of December 31, 1999, disputed claims amounted to $76.3 million. The disputed claims are primarily comprised of trade accounts payable where the claim amount differs from the Company's books and records, and breach of contract and product liability claims. Although the majority of the claims filed in the bankruptcy proceedings have been expunged or resolved within the Company's reserves, a number of significant disputed claims remain pending in the bankruptcy proceeding.

The disputed claims in the bankruptcy proceedings and other legal proceedings are in some cases in excess of recorded reserves. It is not presently possible to determine the outcome of the claims and lawsuits against the Company. However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at four off-site disposal facilities or so-called "Superfund Sites". The Company's share of the responsibility for these Superfund Sites generally is minor, and, although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

The Company's Reading, Pennsylvania, facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. The Company has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval.

Rockwell has agreed to indemnify the Company for expenses attendant to existing environmental matters to the extent of one-half of those expenses in excess of $1.0 million. The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

COMMITMENTS

The Company in certain instances provides letters of credit to guarantee the performance of presses under certain long-term contracts. Such letters of credit outstanding were $15.4 million as of December 31, 1999, and $21.2 million as of December 31, 1998. The Company intends to perform fully the underlying contracts and does not expect to incur any material liability beyond customary amounts for warranty and similar claims.

17.  SEGMENT REPORTING

Information on Goss's reportable operating segments is detailed below. The column labeled "Other" consists of corporate expenses that are not allocable to the geographic operating segments and elimination of intersegment activity.

                                          Americas      Europe        Asia        Other          Total
                                          --------      ------        ----        -----          -----
YEAR ENDED DECEMBER 31, 1999
  Sales to external customers             $  274.5     $  182.0     $  151.3     $    0.0     $    607.8
  Intersegment sales                          14.7         18.4          0.4        (33.5)           0.0
  Operating profit/(loss)                   (143.7)       (19.8)        15.2        (40.0)        (188.3)
  Other (expense)/income                                                             (2.1)          (2.1)
  Interest expense                                                                  (43.8)         (43.8)
  Loss before income taxes and
    extraordinary item                                                                            (234.2)
  Total assets                            $  199.2     $  236.9     $  142.6     $  205.5     $    784.2

THREE MONTHS ENDED DECEMBER 31, 1998
  Sales to external customers             $   58.5     $   32.5     $   16.2     $    0.0     $    107.2
  Intersegment sales                           2.8         13.0          0.0        (15.8)           0.0
  Operating profit/(loss)                    (46.3)        (3.0)        (0.4)        (9.4)         (59.1)
  Other (expense)/income                                                             (1.4)          (1.4)
  Interest expense                                                                  (12.3)         (12.3)
  Loss before income taxes                                                                         (72.8)
  Total assets                            $  308.9     $  275.5     $  151.2     $  262.0     $    997.6

YEAR ENDED SEPTEMBER 30, 1998
  Sales to external customers             $  395.8     $  267.8     $  100.5     $    0.0     $    764.1
  Intersegment sales                          16.4         55.5          0.1        (72.0)           0.0
  Operating profit/(loss)                    (69.5)        22.0          5.0        (13.0)         (55.5)
  Other (expense)/income                                                             (5.0)          (5.0)
  Interest expense                                                                  (46.4)         (46.4)
  Loss before income taxes                                                                        (106.9)
  Total assets                            $  362.3     $  285.3     $  134.0     $  237.0     $  1,018.6

YEAR ENDED SEPTEMBER 30, 1997
  Sales to external customers             $  352.8     $  192.0     $   88.0     $    0.0     $    632.8
  Intersegment sales                          10.9         29.7          0.0        (40.6)           0.0
  Operating profit/(loss)                      4.3          7.2          3.8        (15.5)          (0.2)
  Other (expense)/income                                                              2.9            2.9
  Interest expense                                                                  (38.7)         (38.7)
  Loss before income taxes and
    extraordinary item                                                                             (36.0)
  Total assets                            $  202.6     $  271.2     $  127.5     $  308.0     $    909.3

The table below details customer sales for the Company's major foreign operations (in millions):

                                                         England        France        Japan
                                                         -------        ------        -----
     Year ended December 31, 1999                        $  96.0       $  85.6       $ 121.7
     Three months ended December 31, 1998                $  10.8       $  21.4       $  10.9
     Year ended September 31, 1998                       $ 172.7       $  93.6       $  82.7
     Year ended September 31, 1997                       $ 124.6       $  66.4       $  71.8

The table below details long-lived assets for the Company's major foreign operations (in millions):

                                                         England        France        Japan
                                                         -------        ------        -----
     Year ended December 31, 1999                        $ 110.7        $  6.2        $ 40.9
     Three months ended December 31, 1998                $ 117.2        $  7.6        $ 37.3
     Year ended September 31, 1998                       $ 122.0        $  7.5        $ 31.1
     Year ended September 31, 1997                       $ 122.2        $  7.4        $ 40.5

18.  ACQUISITION OF ROCKWELL GRAPHIC SYSTEMS

On October 14, 1996, Systems acquired Rockwell Graphic Systems from Rockwell. The Acquisition was effected through the purchase by Systems of all the outstanding stock of Rockwell Graphic Systems, Inc., a Delaware corporation ("Goss Delaware"), Rockwell Systemes Graphiques Nantes, a societe anonyme organized under the laws of the Republic of France ("Goss France"), and through the purchase by Systems and certain wholly-owned foreign subsidiaries of the assets and the assumption of liabilities which constitute the remainder of Systems. Immediately after the Acquisition, Systems merged with and into Goss Delaware. The purchase price for the Acquisition was $601.8 million, which consisted of $525.9 million in cash, subject to certain adjustments, 47,500 shares of preferred stock, $1,000 liquidation preference per share, issued by Holdings, which directly owned all of the capital stock of Systems, and approximately $28.4 million of transaction and acquisition costs. The purchase price was subject to a post closing adjustment based upon the computation of certain working capital amounts. This adjustment totaled $7.8 million and is in addition to the $525.9 million mentioned above and was paid on November 7, 1997. The Acquisition has been accounted for under the purchase method of accounting; accordingly, the results of operations for fiscal year 1997 included in the accompanying consolidated financial statements cover the period from October 15, 1996, to September 30, 1997.

Simultaneous with the closing of the Acquisition, Holdings raised $116.5 million of equity financing, comprised of $111.5 million in cash from the sale of common stock of Holdings to the Fund, $1.0 million in cash from the sale of Holdings common stock to an affiliate of a limited partner of the Fund, and $4.0 million in cash from the sale of Holdings common stock to certain members of the Company's management (the "Management Placement"). Holdings financed $2.0 million of the Management Placement. The balance of the funds needed to consummate the Acquisition and pay related fees and expenses came from: $225.0 million in proceeds from Systems issuance of 12% Senior Subordinated Notes due 2006;

$137.1 million in proceeds from the sale of a portfolio of notes receivable issued in connection with customer financing provided by Rockwell Graphic Systems to purchasers of its products; and $75.3 million in borrowings under a new credit agreement between Goss Delaware, Bankers Trust Company and certain other lenders.

The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets and liabilities of the Company based on their respective fair values as of the date of the Acquisition.

The final allocation of the total purchase price to the assets and liabilities acquired is as follows (in millions):

         PURCHASE PRICE
         Purchase price of common stock and assets                     $573.4
         Post-closing additional purchase price                           7.8
         Commissions, fees and expenses                                  28.4
                                                                     --------
                  Total Purchase Price                                 $609.6
                                                                     ========
         FINAL ALLOCATION OF PURCHASE PRICE
         Total current assets, net of deferred taxes                   $360.3
         Property and equipment                                         192.6
         Customer notes                                                 137.1
         Other long-term assets                                          28.7
         Goodwill                                                       322.9
         Liabilities assumed                                           (432.0)
                                                                      -------
                   Total Purchase Price                                $609.6
                                                                      =======

The following unaudited pro forma financial information reflects the Acquisition as if it had occurred at the beginning of each of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred had the Acquisition been consummated as of those dates (in millions):

                                                            Pro Forma (unaudited)
                                                     ---------------------------------
                                                   Year ended                     Year ended
                                               September 30, 1997              September 30, 1996
                                               ------------------              ------------------

                  Net sales                           $632.8                          $698.2
                  Net loss                             (46.4)                          (95.9)

The inventory acquired from Rockwell Graphic Systems as part of the Acquisition was revalued to its fair market value as of the date of the Acquisition. The excess of the fair market value of that inventory over its carrying value to Rockwell Graphic Systems as of the date of Acquisition was $46.7 million. The $46.7 million step-up was charged to expense by the Company in fiscal year 1997, as the revenue was recorded on the underlying inventory.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows (in millions):

                                                                                     Year Ended
                                                              3 Months              September 30,
                                         Year Ended            Ended                -------------
                                        Dec. 31, 1999      Dec. 31, 1998        1998          1997
                                        -------------      -------------        ----          ----
      Interest paid                       $33.7               $18.7             $40.5        $23.2

      Income taxes paid                    $2.8                $1.0              $2.7         $4.6

Other non-cash financing activities included (in millions):


                                                             Inflow/(Outflow)
                                        ----------------------------------------------------------

                                                                                               Year Ended
                                                                        3 Months              September 30,
                                                    Year Ended           Ended                -------------
                                                  Dec. 31, 1999      Dec. 31, 1998          1998         1997
                                                  -------------      -------------          ----         ----
   Cancellation of Old Notes                            (225.0)           0.0              0.0           0.0
   Cancellation of stock                                (206.1)           0.0              0.0           0.0
   Issuance of New Notes                                 101.2            0.0              0.0           0.0
   Issuance of stock                                      26.7            0.0              0.0           0.0
   Interest on New Notes paid in kind                      1.6            0.0              0.0           0.0
   Payments of dividends in stock                         (3.3)           0.0             (3.1)         (0.6)

The cancellation of Old Notes and stock, the issuance of New Notes and stock, and the interest on New Notes which was paid in kind are a result of the reorganization under the Plan as described in Note 2.

20.   STOCK OPTIONS PLAN

In fiscal 1997, the Company established the Management Stock Incentive Plan (the "Incentive Plan") for various members of the Company's management.

As part of the Company's Chapter 11 reorganization all of the 57,200 options outstanding pursuant to the Incentive Plan at the time of the reorganization were cancelled. No new options have since been issued.

As permitted by Statement of Financial Accounting Standard No. 123, the Company accounts for this Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost under this Plan been determined, the Company's net loss would have been increased to the following pro forma amounts (in millions):

                                                                                     Year Ended
                                         Year Ended          Year Ended             September 30,
                                        December 31,        December 31,            -------------
                                            1999                1998            1998            1997
                                            ----                ----            ----            ----
                 As Reported               $130.4              $72.4           $114.5          $41.7
                 Pro Forma                 $131.1              $72.6           $115.4          $42.7

The Incentive Plan permitted the Company to grant options for up to 71,500 shares. Under the Incentive Plan stock options expire 10 years from the date of grant. The incentive options vest ratably over a five year period. The vesting of performance options are dependent on the Company's future results of operations through the fiscal year end 2001 but in any event will vest by October 15, 2006.

Information with respect to options granted under the Company's stock option plan is as follow:

                                                           December 31,                       September 30,
                                                           ------------                       -------------
                                                     1999               1998              1998             1997
                                                    Shares             Shares            Shares           Shares
                                                    (000)              (000)             (000)            (000)
                                                    -----              -----             -----            -----
Outstanding at beginning of year                     60.4              72.7              68.4              0.0
Granted                                               0.0               0.0               9.3             69.2
Exercised                                             0.0               0.0               0.0              0.0
Forfeited                                            (3.2)            (12.3)             (5.0)            (0.8)
Expired/canceled                                    (57.2)              0.0               0.0              0.0
                                                    -----              -----             -----            -----
Outstanding at end of year                            0.0              60.4              72.7             68.4
                                                    =====              =====             =====            =====

Exercisable at end of year                             0                 0                  0                0

Weighted average fair value of options granted        n/a            $42.92             $42.92          $48.09


All of the options outstanding at the end of each period had exercise and weighted average exercise prices of $100.00.

The minimum value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.61%; expected life of 10 years; and no expected dividend yield or volatility.

21.    SUBSEQUENT EVENTS

Commencing on January 26, 2000, Goss made payments of approximately $19.8 million to its pre-petition trade creditors, representing the first of the three payments required by the Plan. Substantially all of the $19.8 million in payments was paid prior to the scheduled date of February 18, 2000.

On February 18, 2000, Goss received a $20.0 million payment in settlement of a legal claim.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors of Goss Holdings, Inc.:

           NAME                            AGE        PERIOD SERVED/TERM*
           ----                            ---        -------------------

           J. Joe Adorjan                   61        November 19, 1999 to Present

           Thomas R. Cochill                60        November 19, 1999 to Present

           Robert F. End                    44        November 19, 1999 to Present

           Joseph P. Gaynor, III            51        November 19, 1999 to Present

           James J. Kerley                  76        November 19, 1999 to Present

           Lester A. Kraft                  66        November 19, 1999 to Present

           Sam S. McKeel                    73        November 19, 1999 to Present

           Alexis P. Michas                 41        November 19, 1999 to Present

           James P. Sheehan                 57        November 19, 1999 to Present

* Each director is elected for a one-year term.


J. JOE ADORJAN is a Partner of Stonington and has been Chairman of Adven Capital Partners, LLC since 1999. He was Chairman, Chief Executive Officer and President of Borg Warner Security Corporation, Chicago, Illinois from 1995 to 1999 and President of Emerson Electric Company from 1992 to 1995. Prior to that, he was Chairman and Chief Executive Officer of ESCO Electronics Corporation. Mr. Adorjan is a Director of The Earthgrains Company, Hussmann International, Inc., and Illinova Corporation.

THOMAS R. COCHILL has been the President of Ingenium, LLC, a management consulting firm, since 1998. Prior thereto he served as Chief Executive Officer and President of Webcraft Technologies, a commercial printer, from 1992 to 1998 and as President, Commercial Products Group, of The Lehigh Press, Inc. from 1981 to 1992. Mr. Cochill is also a Director of Grand Union Company, Harvard Industries, American Rice, Inc. and Golden Books Family Entertainment, Inc.

ROBERT F. END has been a Partner and Director of Stonington since 1993. He was a Consultant of Merrill Lynch Capital Partners, Inc., a private investment firm associated with Merrill Lynch & Co. from 1994 through December 31, 1999; a Director of MLCP since 1993; a Partner of MLCP from 1993 to 1994; and Vice President of MLCP from 1989 to 1993. Mr. End was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1993 to July 1994 and a Director of the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1993. Mr. End is also a Director of Packard BioScience Company and United Artists Theatre Circuit, Inc.

JOSEPH P. GAYNOR, III has served as Executive Vice President Administration, Chief Financial Officer and Treasurer of Goss Graphic Systems, Inc. since January 1999, of GGS Holdings, Inc. from January 1999 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Gaynor also served as Executive Vice President, Chief Financial Officer and Treasurer of Goss Graphic Systems, Inc., from August 1998 to December 1998. Prior thereto he served as a Managing Director of Shattuck Hammond Partners, an investment banking unit of PricewaterhouseCoopers Securities, L.L.C. from 1997 to August 1998. Mr. Gaynor also served as the Executive Vice President and Chief Financial Officer of Primary Health Systems, Inc. from 1995 to 1996 and as Chief Financial Officer of the Sun Times Company from 1990 to 1994.

JAMES J. KERLEY has served as the non-executive Chairman of DT Industries, Inc., a manufacturer of automated test systems and pharmaceutical and plastic packaging equipment, since May 1997. Mr. Kerley served as Chairman of Rohr, Inc., a manufacturer of jet engine and other components for aircraft, from 1993 to 1994. Prior thereto he served as Vice Chairman and Chief Financial Officer of Emerson Electric Co., a manufacturer of electrical products and systems for consumer, commercial, industrial and defense markets. Mr. Kerley is also a Director of Borg-Warner Automotive, Inc., DT Industries, Inc. and Atlantic Coast Airlines, Inc.

LESTER A. KRAFT is a former executive with Rockwell Graphic Systems who retired in 1992 and is currently a private investor. Mr. Kraft most recently served as Executive Vice President of Marketing with Rockwell Graphic Systems and also held the positions of Vice President and General Manager of the Goss Newspaper Products business unit of Rockwell Graphic Systems.

SAM S. MCKEEL has been a Director of Guy Gannett Communications, a newspaper and television company, from 1992 through December 1999. Prior thereto he was a Director of American Publishing Co., a newspaper publishing company. He has also served as President, Chief Executive Officer, and Publisher of the Chicago Sun-Times and as Chairman and Publisher of the Philadelphia Enquirer and the Philadelphia Daily News.

ALEXIS P. MICHAS has been the Managing Partner and a Director of Stonington since 1993 and the Managing Partner and a Director of Stonington II since 1994. He has also been a Director of Merrill Lynch Capital Partners, Inc. since 1989, a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994. Mr. Michas is also a Director of Borg-Warner Automotive, Inc., Burns International Services, Dictaphone Corporation and Packard BioScience Company.

JAMES P. SHEEHAN has served as Chairman of the Board, Goss Graphic Systems, Inc. since November 1998, of GGS Holdings, Inc. from November 1998 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Sheehan was self-employed as a private investor from January 1994 to November 1998. Prior thereto he served as President and Chief Operating Officer of A.H. Belo Corp., a media company that publishes newspapers and televises programs through owned stations. In March 1999, Mr. Sheehan became a limited partner of Stonington Partners, L.P.

The following table sets forth information concerning the executive officers of Goss in addition to Messrs. Sheehan and Gaynor, who are listed above:


           NAME                                AGE      POSITION/TERM*
           ----                                ---      --------------

           Alex G. Brnilovich, Jr.              48      Executive Vice President, North America

           J. Matthew Cribari                   42      Senior Vice President, Manufacturing
                                                        Operations

           Jack E. Merryman                     52      Senior Vice President, General Counsel and
                                                        Secretary

           Richard J. Sutis                     56      Executive Vice President, Asia Pacific and
                                                        Chief Technology Officer

           Randall Thomas                       50      Executive Vice President and General
                                                        Manager, Europe


* Officers are elected annually by the Board of Directors and can be removed at any time.

ALEX G. BRNILOVICH, JR. has served as Executive Vice President, Americas of Goss Graphic Systems, Inc. since November 1998, of GGS Holdings, Inc. from November 1998 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Brnilovich also served as Senior Vice President, North America of Goss Graphic Systems, Inc. and GGS Holdings, Inc. from October to November 1998. Prior thereto, Mr. Brnilovich served as President of Asea Brown Boveri
(ABB) Power Generation, Inc. from 1996 to 1998; President of ABB Turbine Services from 1993 to 1996; and President of ABB Utility Steam Turbine from 1991 to 1993.

J. MATTHEW CRIBARI has served as Senior Vice President of Manufacturing Operations of Goss Graphic Systems, Inc. since 1999 and as Vice President and General Manager of Goss Graphic Systems, Inc. since 1998. Prior thereto Mr. Cribari served as Senior Vice President and General Manager of Tenneco Automotive from 1997 to 1998. Mr. Cribari also served as Vice President of Operations for Walker Manufacturing, an automotive aftermarket company, since 1995.

JACK E. MERRYMAN has served as Senior Vice President, General Counsel and Secretary of Goss Graphic Systems, Inc. since 1998, of GGS Holdings, Inc. from 1998 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Merryman also served as Vice President, General Counsel and Secretary of Goss Graphic Systems, Inc. and GGS Holdings, Inc. from 1996 to 1998. Prior thereto Mr. Merryman served as General Counsel and Secretary for Reliance Electric Company, a subsidiary of Rockwell International which makes industrial motors and drive systems, since 1995; as Assistant General Counsel & Assistant Secretary from 1993 to 1995; and as Senior Counsel from 1987 to 1993.

RICHARD J. SUTIS has served as Executive Vice President, Asia Pacific and Chief Technology Officer Goss Graphic Systems, Inc. since June 1999, of GGS
Holdings, Inc. from June 1999 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Sutis also served as Executive Vice President, Asia Pacific of Goss Graphic Systems, Inc. and of GGS Holdings, Inc. from 1998 to June 1999, and as Vice President, Asia Pacific of Goss Graphic Systems, Inc. and GGS Holdings, Inc. from 1996 to 1998. From 1994 to 1996 Mr.
Sutis served as Vice President, Business Development and Strategy for Stevens International, Inc., a manufacturer and marketer of complete web fed printing and packaging systems. Prior thereto Mr. Sutis served as Goss's Director, Program Management from 1991 to August 1994.

RANDALL THOMAS has served as Executive Vice President & General Manager, Europe of Goss Graphic Systems, Inc. since 1998, of GGS Holdings, Inc. from 1998 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Thomas also served as Vice President & General Manager, Europe of Goss Graphic Systems, Inc. and GGS Holdings, Inc. from 1996 to 1998. Prior thereto Mr. Thomas served as Vice President and General Manager, Europe of Rockwell's Graphic Systems division from 1992 to 1996, as Managing Director of the Preston, England facility of Rockwell Graphic Systems from 1989 to 1992, and as Managing Director of two other divisions of Rockwell in the United Kingdom prior to 1989.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth the cash compensation paid by Goss during fiscal 1999, 1998 and 1997 to (i) Goss's Chief Executive Officer, and (ii) each of Goss's four most highly compensated executive officers other than the CEO who were serving at December 31, 1999:

                           SUMMARY COMPENSATION TABLE


                                                                                     OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR       SALARY        BONUS(1)      COMPENSATION       COMPENSATION
---------------------------                   ----       ------        ------        ------------       ------------
                                                           ($)           ($)             ($)                ($)

James P. Sheehan                              1999       400,000      1,450,000          (3)                -0-
Chairman of the Board                         1998         -0-           -0-             -0-                -0-
                                              1997         -0-           -0-             -0-                -0-

Alex G. Brnilovich                            1999       295,833       400,000           (3)               13,100(2)
Executive V.P., Americas                      1998         -0-           -0-             -0-                -0-
                                              1997         -0-           -0-             -0-                -0-

Joseph P. Gaynor, III                         1999       300,000       300,000           (3)                (3)
Executive V.P., Administration,               1998        26,603         -0-             (3)                -0-
Chief Financial Officer and Treasurer         1997         -0-           -0-             -0-                -0-

Richard J. Sutis                              1999       231,250       350,000           (3)               6,902(4)
Executive Vice President, Asia Pacific,       1998       175,000         -0-             (3)               5,651(4)
and Chief Technology Officer                  1997       152,496       100,053           (3)               4,365(4)

Randall Thomas                                1999       245,279       270,000           (3)                -0-
Executive Vice President, General             1998       222,772         -0-             (3)                -0-
Manager, Europe                               1997       200,093       133,275           (3)                -0-


(1) Bonus amounts do not include retention and sale of business bonuses in the aggregate amount of $1,803,000 paid by Rockwell International Corporation to eleven officers subsequent to their cessation of employment by Rockwell.

(2)  Home sale incentive payment.

(3)  No disclosure required.

(4)  Retiree savings plan contributions.

Goss had no grants of stock options, stock appreciation rights or shares of restricted stock outstanding as of December 31, 1999. Additionally, no grants were made or options exercised in 1999. All stock options and shares of restricted stock previously granted to certain members of management and independent directors by GGS Holdings, Inc. were cancelled pursuant to the Chapter 11 plan of reorganization. The plan of reorganization authorizes a new management stock plan with a value of $2,500,000 and a stock option plan for options on a number of shares equal to 10 percent of the outstanding primary shares of New Holdings. At December 31, 1999, formal plans had not yet been approved.

PENSION PLANS

Goss does not maintain a pension or defined benefit plan for its domestic non-union employees. Goss assumed and adopted the Rockwell PMCX Pension Scheme for its U.K. employees in connection with the acquisition. Mr. Thomas participates in the renamed Goss Graphic Systems, Inc. United Kingdom Executive Pension Plan, which is contracted out of the earnings related portion of the state earnings related pension scheme (SERPS). Participants in the Plan pay reduced national insurance contributions with the Company making up the difference.

The benefit formula under the Plan is calculated as follows: 1/30th multiplied by the participant's final pensionable salary (the average of the previous 12 months basic annual salary) multiplied by pensionable service (years and months of continuous service from the date of entry into the Plan) minus an amount equivalent to the SERPS benefit accrued in respect to any pensionable service during which the participant was not contracted out of the SERPS. The overall maximum pension to which a participant is entitled under the Plan is 2/3rds of final pensionable salary minus the SERPS benefit to which the participant is entitled. Participants who retire on or after age 55 but before the normal retirement age of 60 receive a "reserved pension" which is generally reduced 3% for each year of early retirement.

At December 31, 1999, Mr. Thomas' estimated annual benefit at age 60 under the Plan was $159,747.

COMPENSATION OF DIRECTORS

Goss's independent directors receive an annual retainer in the amount of $25,000, $1,500 per board meeting and $750 per committee meeting attended with the exception of the committee chairman who receives $1,000 per committee meeting attended. All board members are reimbursed their travel and other expenses in connection with meeting attendance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The ownership of certain beneficial owners of the common shares of New Holdings is as follows:

                                                                 AMOUNT AND NATURE OF           PERCENT
                             NAME                                BENEFICIAL OWNERSHIP          OF CLASS
                             ----                                --------------------          --------
   Stonington Partners, Inc.
   767 Fifth Avenue
   New York, NY  10153                                                6,513,750                65.138 %

   The Noteholders(1)                                                 3,136,250                31.363 %

   Alexis P. Michas(2)                                                6,513,750                 65.138%

   Robert F. End(2)                                                   6,513,750                 65.138%

   Directors and Executive Officers as a Group                        6,513,750                 65.138%

(1)The common shares of New Holdings which were received by the Noteholders pursuant to the Plan are held by a nominee. Goss does not know the percentage ownership of individual Noteholders.

(2)The shares indicated as owned beneficially by Messrs. Michas and End are owned by Stonington and are included because of their ownership of stock as directors of Stonington. Messrs. Michas and End disclaim beneficial ownership of such shares.

None of the Executive Officers named in Item 11 owned any equity interests in Goss at December 31, 1999.

New Holdings does not have any preferred stock. Goss's plan of reorganzation authorizes a management stock plan with a value of $2,500,000. A formal plan has not been approved at December 31, 1999 and, accordingly, no grants of stock to management have been made.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Goss purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell. These purchases totaled $11.4 million in fiscal 1999 and $4.6 million for the transition quarter ended December 31, 1998.

On November 30, 1998, Goss sold approximately $35.6 million in accounts receivable to BT Commercial Corporation. The collectibility of the receivables was guaranteed by an affiliate of Stonington Partners, Inc., a related party.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Annual Report on Form 10-K.

     1.  Financial Statements


                           Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998, and Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended December 31, 1999, the three months ended December 31, 1998, and the years ended September 30, 1998 and September 30, 1997.


     2.  Financial Schedules

                           None

     3.  Exhibits


         2.1                         Stock and Asset Purchase Agreement dated as
                                     of April 26, 1996, between Rockwell
                                     International Corporation and Goss and
                                     Amendment to Stock and Asset Purchase
                                     Agreement dated as of July 18, 1996,
                                     between Rockwell International Corporation
                                     and Goss                                                          *

         2.2                         Second Amended Plan of Reorganization of Goss
                                     Graphic Systems, Inc., GGS Holdings, Inc. and Goss
                                     Realty, LLC Under Chapter 11 of the Bankruptcy
                                     Code, dated as of September 7, 1999                            ******


         2.3                         Amendment to Second Amended Plan of Reorganization
                                     of Goss Graphic Systems, Inc., GGS Holdings, Inc.
                                     and Goss Realty, LLC Under Chapter 11 of the
                                     Bankrupcy Code, dated as of October 21, 1999                   ******


         2.4                         Second Amendment to Second Amended Plan of
                                     Reorganization of Goss Graphic Systems, Inc., GGS
                                     Holdings, Inc. and goss Realty, LLC Under Chapter
                                     11 of the Bankruptcy Code, dated as of November 2,             ******
                                     1999



         3.1                         Restated certificate of Incorporation of Goss
                                     Holdings, Inc.                                                  ***


         3.2                         By-Laws of Goss Holdings, Inc.                                  ***

         4.1                         Form of Indenture between Goss Holdings, Inc. and
                                     HSBC Bank USA, Trustee relating to the 12.25%
                                     Senior Subordinated Notes due 2005                              ***


         4.2                         Second Amended and Restated Credit Agreement among
                                     Goss Graphic Systems, Inc. and the parties named
                                     therein, as amended in 1999                                     ***


         4.3                         Mortgage Note and Mortgage between Goss Realty, LLC
                                     and LaSalle National Bank relating to Westmont,
                                     Illinois facility                                                **

         4.4                         Loan Agreements and related mortgage
                                     documents (summary English translations)
                                     between Goss Graphic Systems Japan and
                                     Sanwa Bank and Goss Graphic Systems Japan
                                     and Industrial Bank of Japan relating to
                                     Sayama, Japan facility                                          **

         10.1                        Employment Agreement dated as of May 1, 1999
                                     between Goss Graphic Systems, Inc. and
                                     James P. Sheehan****                                           ***

         10.2                        Form of Employment Agreement between Goss Graphic
                                     Systems, Inc. and certain Executive Officers of
                                     Goss****                                                        ***

         10.3                        Principal terms of employment for certain
                                     Executive Officers****                                          ***

         21.1                        List of subsidiaries of Goss                                   *****

         27.1                        Financial Data Schedule


* Incorporated by reference to the exhibits to the Registration Statement of Goss as filed with the Securities and Exchange Commission, File No. 333-08421.

** Incorporated by reference to the exhibits to the Form 8-K of Goss as filed with the Securities and Exchange Commission on February 12, 1998.

***      Filed herewith.

****     Management contract or compensatory plan or arrangement.

***** Incorporated by reference to the exhibits to the Form 10-K Goss filed with the Securities and Exchange Commission with respect to its fiscal year ended September 30, 1997.

****** Incorporated by reference to the exhibits to the Form 10-Q of Goss as filed with the Securities and Exchange Commission on November 22, 1999.

 (b)     Reports on Form 8-K.

         Goss did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

(c)      Exhibits.

         See the exhibit list included as part of paragraph (a) (3) above.

(d)      Financial Statement Schedules.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized on March 29, 2000.

                               GOSS HOLDINGS, INC.

                               By:      /s/ James P. Sheehan
                                        ----------------------------------------
                                        James P. Sheehan, Chairman of the Board,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 29, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

                  NAME                                            TITLE
                  ----                                            -----

/s/ James P. Sheehan
------------------------------------                 Chairman of the Board, President and
James P. Sheehan                                     Chief  Executive Officer
                                                     (Principal Executive Officer)

/s/ Joseph P. Gaynor, III
------------------------------------
Joseph P. Gaynor, III                                Executive Vice President of Finance
                                                     & Administration and Chief Financial Officer
                                                     (Principal Financial Officer and Principal
                                                     Accounting Officer)

/s/ J. Joe Adorjan
------------------------------------
J. Joe Adorjan                                       Director

/s/ Thomas R. Cochill
------------------------------------
Thomas R. Cochill                                    Director

/s/ Robert F. End
------------------------------------
Robert F. End                                        Director

/s/ James J. Kerley
------------------------------------
James J. Kerley                                      Director

/s/ Lester A. Kraft
------------------------------------
Lester A. Kraft                                      Director

/s/ Sam S. McKeel
------------------------------------
Sam S. McKeel                                        Director

/s/ Alexis P. Michas
------------------------------------
Alexis P. Michas                                     Director