Form 10-Q
period 2000-03-31
GOSS HOLDINGS INC
filed 2000-05-15
CIK 1098341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

                                       OF

                               GOSS HOLDINGS, INC.

                             a Delaware Corporation
                   IRS Employer Identification No. 36-4326281
                            SEC File Number 333-08421

                                700 OAKMONT LANE
                          WESTMONT, ILLINOIS 60559-5546
                                 (630) 850-5600


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

The registrant had 10,000,000 shares of Common Stock outstanding at May 11, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GOSS HOLDINGS, INC.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION:

       Item 1 - Financial Statements

           Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                         2

           Consolidated Statements of Operations - Three months ended
           March 31, 2000 and 1999                                                   3

           Consolidated Statements of Cash Flows - Three months ended
           March 31, 2000 and 1999                                                   4

           Notes to Consolidated Financial Statements                                5

       Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      10

PART II - OTHER INFORMATION:

       Item 6 - Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                          14

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               GOSS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                          MARCH 31,         DECEMBER 31,
                                                                                             2000               1999
                                                                                         -----------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $  23.3            $  29.9
   Accounts receivable, net                                                                  135.9              133.9
   Inventories, net                                                                          174.3              151.7
   Other current assets                                                                       11.6                8.3
                                                                                         -----------        ------------
   Total current assets                                                                      345.1              323.8
Property and equipment, net                                                                  135.2              140.7
Goodwill, net                                                                                258.6              261.7
Assets held for sale                                                                          23.9               24.6
Other assets                                                                                  28.5               33.4
                                                                                         -----------        ------------
   Total assets                                                                            $ 791.3            $ 784.2
                                                                                         -----------        ------------
                                                                                         -----------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $134.1             $164.2
   Short term debt                                                                            44.6               23.4
   Current portion of long-term debt                                                           4.9                5.3
   Advance payments from customers                                                           164.4              134.2
   Other current liabilities                                                                 185.5              199.8
                                                                                         -----------        ------------
   Total current liabilities                                                                 533.5              526.9
Long-term debt, less current portion                                                         303.2              302.0
Other liabilities                                                                             35.5               36.2
                                                                                         -----------        ------------
Total liabilities                                                                            872.2              865.1

Minority interest                                                                              8.2                8.5

Common stock - $.01 par value, 15,000,000 shares
   authorized; 10,000,000 shares outstanding                                                   0.1                0.1
Additional paid in capital                                                                    77.0               76.8
Retained earnings                                                                           (162.0)            (164.1)
Cumulative translation adjustment                                                             (4.2)              (2.2)
                                                                                         -----------        ------------
Total shareholders' equity                                                                   (89.1)             (89.4)
                                                                                         -----------        ------------
Total liabilities and shareholders' equity                                                 $ 791.3            $ 784.2
                                                                                         -----------        ------------
                                                                                         -----------        ------------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                           FOR THE QUARTER
                                                            ENDED MARCH 31,
                                                    -------------------------------
                                                        2000                1999
                                                    -----------         -----------
Net sales                                            $ 109.3             $ 149.3
Cost of sales                                           93.9               132.2
                                                    -----------         -----------
   Gross profit                                         15.4                17.1

Operating expenses                                      19.4                21.0
Legal settlement                                       (20.0)               (1.0)
Goodwill amortization                                    1.9                 2.0
                                                    -----------         -----------
   Operating profit (loss)                              14.1                (4.9)

Other income                                             0.2                 0.0
Interest expense                                       (10.3)              (12.0)
                                                    -----------         -----------
   Income (loss) before income taxes                     4.0               (16.9)

Provision (benefit) for income taxes                     1.9                (0.5)
                                                    -----------         -----------
   Net income (loss)                                 $   2.1             $ (16.4)
                                                    -----------         -----------
                                                    -----------         -----------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    FOR THE QUARTER
                                                                     ENDED MARCH 31,
                                                               -----------------------------
                                                                  2000              1999
                                                               -----------       -----------
OPERATING ACTIVITIES:
    Net income (loss)                                            $   2.1          $  (16.4)
    Depreciation                                                     5.4               5.4
    Amortization of goodwill                                         1.9               2.0
    Non-cash interest on subordinated notes                          3.9               0.0
    Changes in assets and liabilities:
       Accounts receivable                                          (2.0)              4.0
       Inventory                                                   (22.5)              3.7
       Accounts payable                                            (30.1)            (16.0)
       Customer advances                                            30.2             (19.9)
       Other current liabilities                                   (14.3)             (8.6)
       Other assets                                                  2.0              (3.1)
       Other liabilities                                            (1.1)             (3.6)
                                                               -----------       -----------
          Net cash used for operating activities                   (24.5)            (52.5)
                                                               -----------       -----------

INVESTING ACTIVITIES:
    Capital expenditures                                            (1.2)             (2.3)
                                                               -----------       -----------
       Net cash used for investing activities                       (1.2)             (2.3)
                                                               -----------       -----------

FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities                21.2              (2.7)
     Capital contribution                                            0.0              17.7
    Repayment of mortgage notes and other obligations               (2.1)             (0.7)
                                                               -----------       -----------
       Net cash provided by financing activities                    19.1              14.3
                                                               -----------       -----------

Net decrease in cash                                                (6.6)            (40.5)
Cash at the beginning of the period                                 29.9              57.2
                                                               -----------       -----------
Cash at the end of the period                                    $  23.3          $   16.7
                                                               -----------       -----------
                                                               -----------       -----------

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In the opinion of Goss Holdings, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000.

2.   INVENTORIES

Net inventories are summarized as follows (in millions):

                                            March 31,           December 31,
                                               2000                 1999
                                           -----------          ------------
   Materials                                 $  70.0              $  64.7
   Work in process                              72.8                 57.9
   Finished goods                                7.1                  4.7
   Parts                                        24.4                 24.4
                                           -----------          ------------
      Total inventories, net                 $ 174.3              $ 151.7
                                           -----------          ------------
                                           -----------          ------------

3.  WORKFORCE REDUCTION CHARGE

During the quarter ended December 31, 1998, Goss initiated a five percent reduction in its worldwide workforce. This reduction, which affected both salaried and hourly jobs, resulted in a charge for severance costs of $7.1 million. As of March 31, 2000, all terminations were complete and approximately $5.8 million in severance costs had been paid.

In the fiscal quarter ended December 31, 1999, the Company recorded a charge of $14.7 million related to a reduction of approximately 315 employees of its U.S. and European workforce. As of March 31, 2000, approximately $4.4 million in severance costs had been paid.

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
4.   DEBT

The debt obligations of Goss are as follows (in millions):

                                              March 31,            December 31,
                                                2000                   1999
                                             -----------           ------------
   Revolving credit facilities                $  44.6                $  23.4
   Term loan                                    149.7                  150.0
   Mortgage loans                                49.0                   51.2
   Senior subordinated notes                    106.9                  103.0
   Other debt obligations                         2.5                    3.1
                                             -----------           ------------
       Total debt                               352.7                  330.7
    Less current portion                         49.5                   28.7
                                             -----------           ------------
    Long-term debt                            $ 303.2                $ 302.0
                                             -----------           ------------
                                             -----------           ------------

On November 19, 1999, Goss Graphic Systems, Inc., a wholly-owned subsidiary of Goss Holdings, Inc., and its lenders entered into the Second Amended and Restated Multicurrency Credit Agreement (the "Bank Facility"). The Bank Facility provides for total borrowings of $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. As of March 31, 2000 borrowings and letters of credit under the Bank Facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $213.8 million.

The Bank Facility contains certain financial covenants which must be satisfied at the end of each quarter, are cumulative from the period starting on January 1, 2000, and at December 31, 2000 become rolling twelve month covenants. At March 31, 2000, Goss was in compliance with these covenants.

5.   CONTINGENCIES

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

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   SEGMENT REPORTING

Information on Goss's reportable operating segments is detailed below. Beginning January 1, 2000, Goss restructured its operations to include three geographic profit center organizations and separate global manufacturing and engineering cost center organizations. The column labeled "Other" includes the manufacturing and engineering organizations, corporate expenses and eliminations of intersegment activity. 1999 segment information has been restated to conform to the new organizational structure.

     QUARTER ENDED MARCH 31, 2000
                                               AMERICA     EUROPE     ASIA      OTHER       TOTAL
                                              ---------   --------  --------  ---------   ---------
  Sales to external customers                  $  57.9    $  33.0   $  18.4    $   0.0     $ 109.3
  Intersegment sales                               3.5        2.0       0.8       (6.3)        0.0
  Gross profit/(loss)                              9.0        7.2       6.8       (7.6)       15.4
  Operating profit                                 3.5        3.5       3.6        3.5        14.1
  Other income                                                                     0.2         0.2
  Interest expense                                                               (10.3)      (10.3)
  Income before income taxes                                                                   4.0
  Total assets                                 $ 211.7    $ 235.4   $ 139.3    $ 204.9     $ 791.3

      QUARTER ENDED MARCH 31, 1999
                                               AMERICA     EUROPE     ASIA      OTHER       TOTAL
                                              ---------   --------  --------  ---------   ---------
  Sales to external customers                  $  99.6    $  31.5   $  18.2    $   0.0     $ 149.3
  Intersegment sales                               4.3       10.6       0.0      (14.9)        0.0
  Gross profit/(loss)                             13.5        3.7       2.2       (2.3)       17.1
  Operating profit/(loss)                          5.5       (0.1)     (0.7)      (9.6)       (4.9)
  Other (expense)/income                                                           0.0         0.0
  Interest expense                                                               (12.0)      (12.0)
  Loss before income taxes                                                                   (16.9)
  Total assets                                 $ 281.5    $ 272.4   $ 142.9    $ 263.4     $ 960.2

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   COMPREHENSIVE INCOME

As of October 1, 1998 Goss adopted SFAS No. 130 "Reporting Comprehensive Income" which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Goss has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the notes to the consolidated financial statements.

Total comprehensive income is as follows (in millions):

                                                                For the Quarter
                                                                Ended March 31,
                                                           ------------------------
                                                             2000            1999
                                                           --------        --------
  Net income (loss)                                         $  2.1          $ (16.4)
  Other comprehensive income:
     Foreign currency translation adjustment                  (2.0)            (3.9)
                                                           --------        --------
  Total comprehensive income (loss)                         $  0.1          $ (20.3)
                                                           --------        --------
                                                           --------        --------

8.   NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 will require that all derivatives be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, Goss anticipates that, due to its limited use of derivative instruments and the nature of its derivative transactions, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

9.   SUBSEQUENT EVENT

Commencing on May 5, 2000, Goss began making payments of approximately $20.1 million to its pre-petition trade creditors, representing the second of the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware. Approximately 80% of the payments were made on May 5, 2000, and it is planned that substantially all of the $20.1 million in payments will be paid prior to the scheduled date of May 22, 2000.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended December 31, 1999 as they read the discussion below.

RESULTS OF OPERATIONS

NET SALES

Goss's net sales for the fiscal quarter ended March 31, 2000 decreased by 26.8% or $40.0 million to $109.3 million compared to the quarter ended March 31, 1999. Sales in the Americas decreased by $41.7 million to $57.9 million due to a lower order backlog at December 31, 1999, which resulted in reduced shipments to small newspaper, insert and commercial customers. Sales in Europe increased by $1.5 million to $33.0 million. This increase was attributable to an increase in sales to small newspaper customers partly offset by lower sales to large newspaper customers. Sales in Asia increased by $0.2 million to $18.4 million as increased sales to large newspaper customers were partially offset by a reduction in sales to small newspaper customers.

GROSS PROFIT

Gross profit for the quarter ended March 31, 2000 decreased by $1.8 million to $15.4 million and the gross profit margin increased from 11.5% to 14.1% compared to the quarter ended March 31, 1999. The change in gross profit and gross profit margin is explained below.

     - Gross profit in the Americas decreased by $4.5 million to $9.0 million and the gross profit margin increased from 13.6% to 15.5%. The decrease in gross profit is due to the decreased sales volume mentioned above. The increase in gross profit margin is due to higher margins on sales to large and small newspaper customers.

     - Gross profit in Europe increased by $3.5 million to $7.2 million and the gross profit margin increased from 11.7% to 21.8%. The increase in gross profit and gross profit margin is due to the increased sales volume and higher margins on sales to large and small newspaper customers.

     - Gross profit in Asia increased by $4.6 million to $6.8 million and the gross profit margin increased from 12.1% to 37.0%. The increase in gross profit and gross profit margin is the result of higher margins on sales to large and small newspaper customers.

     - The gross loss from global cost centers increased by $5.4 million to $7.6 million. This increase is due to unrecovered fixed costs resulting from unused manufacturing capacity as a result of the lower order backlog at December 31, 1999.

OPERATING EXPENSES

Operating expenses, which consist of engineering, selling, general and administrative expenses, decreased 7.6% to $19.4 million compared to the quarter ended March 31, 1999. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

LEGAL SETTLEMENT

The company recorded income of $20.0 million and $1.0 million, as a result of payments received pursuant to a legal settlement, for the quarters ended March 31, 2000 and 1999, respectively.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2000 decreased by $1.7 million compared to the quarter ended March 31, 1999 due to the reduction in subordinated debt outstanding as a result of the Company's financial restructuring which occurred in the fourth quarter of 1999.

INCOME TAXES

The provision for income taxes increased to $1.9 million for the quarter ended March 31, 2000 from a $0.5 million benefit for the quarter ended March 31, 1999 due to changes in the geographic mix of income.

FINANCIAL CONDITION AND LIQUIDITY

For the quarter ended March 31, 2000, operating activities used $24.5 million of cash compared to the quarter ended March 31, 1999 when operating activities used $52.5 million of cash. The decrease in cash used from operations in 2000 is due to the increase in net income for the period and higher customer advances, partly offset by higher payments to trade creditors. Commencing on January 26, 2000, Goss made payments of approximately $19.8 million to its pre-petition trade creditors, representing the first of the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware. Substantially all of the $19.8 million in payments was paid prior to the scheduled date of February 18, 2000. Cash used in investing activities decreased to $1.2 million in 2000 from $2.3 million in 1999 due to lower spending on capital projects. Financing activities provided a net $19.1 million in cash in 2000.

Other than cash flow from operations, Goss's primary source of liquidity is its bank credit facility (the "Bank Facility"), which permits borrowings up to $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. As of March 31, 2000, borrowings and letters of credit under this facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $213.8 million, an increase of $27.1 million from the end of the prior fiscal quarter.

The Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test, and a maximum capital spending test. These covenants are described more fully in Section
7.6 of the November 19, 1999 Second Amended and Restated Credit Agreement, a copy of which was filed with the Securities and Exchange Commission as
Exhibit 4.2 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

In addition to the revolving credit facility, Goss also is party to an indenture under which it issued $112.5 million in subordinated notes and has mortgage loans on certain of its facilities. A copy of the indenture agreement is included as Exhibit 4.1 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. The mortgage loans are included as Exhibits 4.4 and 4.5 to Goss's Form 8-K as filed with the Securities and Exchange Commission on February 12, 1998, and is incorporated herein by reference. The indenture contains covenants similar to those in the revolving credit facility and includes cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture.

Goss, because of the acquisition, is a highly leveraged business. As a consequence, it is dependent upon its bank credit facility to provide essential liquidity, and borrowings under that facility are dependent upon Goss's fulfillment of the financial covenants that it contains. Violations of the financial covenants contained in the bank credit facility can be waived, and certain covenants have been waived or not enforced as a result of Goss's financial performance as its credit needs expanded. Should Goss at some future time not be able to satisfy those financial covenants it would significantly, and negatively, affect Goss's business by, among other things, restricting growth in sales or necessitating Goss's obtaining a replacement credit facility. Goss's ability to obtain a replacement facility would be dependent on the financial markets and its financial condition at that time.

YEAR 2000

As described in Goss's Form 10-K for the year ended December 31, 1999, Goss had developed a plan to assure that its computer-based systems were made year 2000 compliant in advance of January 1, 2000. As of January 1, 2000 and since that date, Goss has not experienced any material disruptions to its business operations nor does it know of any material disruptions due to year 2000 issues occurring at critical suppliers or customers. Goss does not believe at this point that there will be any future disruption attributable to year 2000 issues anywhere in its business.

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report are forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27.1          Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOSS HOLDINGS, INC.


Date: May 11, 2000                     By:   /s/ Joseph P. Gaynor, III
                                           -----------------------------------
                                           Joseph P. Gaynor, III, Executive
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)