Form 10-Q
period 2000-06-30
GOSS HOLDINGS INC
filed 2000-08-14
CIK 1098341

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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

The registrant had 10,000,000 shares of Common Stock outstanding at August 9, 2000.

                               GOSS HOLDINGS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION:                                                               PAGE NO.
-------------------------------                                                               --------
       Item 1 - Financial Statements

           Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999                                                                       2

           Consolidated Statements of Operations - For the three month
           and six month periods ended June 30, 2000 and 1999                                      3

           Consolidated Statements of Cash Flows - Six months ended
           June 30, 2000 and 1999                                                                  4

           Notes to Consolidated Financial Statements                                              5

       Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                    10

PART II - OTHER INFORMATION:

       Item 1 - Legal Proceedings                                                                 14

       Item 6 - Exhibits and Reports on Form 8-K                                                  14

SIGNATURES                                                                                        15


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               GOSS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                             JUNE 30,         DECEMBER 31,
                                                              2000               1999
                                                              ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                                $   26.5           $   29.9
   Accounts receivable, net                                    131.7              133.9
   Inventories, net                                            163.2              151.7
   Other current assets                                         14.4                8.3
                                                            --------           --------
   Total current assets                                        335.8              323.8
Property and equipment, net                                    129.8              140.7
Goodwill, net                                                  252.4              261.7
Assets held for sale                                            23.5               24.6
Other assets                                                    27.2               33.4
                                                            --------           --------
   Total assets                                             $  768.7           $  784.2
                                                            ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  113.9           $  164.2
   Short-term debt                                              56.9               23.4
   Current portion of long-term debt                             7.1                5.3
   Advance payments from customers                             162.8              134.2
   Other current liabilities                                   181.7              199.8
                                                            --------           --------
   Total current liabilities                                   522.4              526.9
Long-term debt, less current portion                           302.4              302.0
Other liabilities                                               35.9               36.2
                                                            --------           --------
Total liabilities                                              860.7              865.1

Minority interest                                                8.2                8.5

Common stock - $.01 par value, 15,000,000 shares
   authorized; 10,000,000 shares outstanding                     0.1                0.1
Additional paid in capital                                      77.2               76.8
Retained earnings                                             (173.2)            (164.1)
Cumulative translation adjustment                               (4.3)              (2.2)
                                                            --------           --------
Total shareholders' equity                                    (100.2)             (89.4)
                                                            --------           --------
Total liabilities and shareholders' equity                  $  768.7           $  784.2
                                                            ========           ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                           FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                ENDED JUNE 30,                        ENDED JUNE 30,
                                          2000               1999                2000                1999
                                         ------             ------              ------              ------
Net sales                                $163.0             $160.6              $272.3              $309.9
Cost of sales                             132.6              162.5               226.5               294.6
                                         ------             ------              ------              ------
   Gross profit (loss)                     30.4              (1.9)                45.8                15.3

Operating expenses                         22.1               27.7                41.5                48.6
Legal settlement                            0.0              (4.0)              (20.0)               (5.0)
Goodwill amortization                       1.8                2.1                 3.7                 4.1
                                         ------             ------              ------              ------
   Operating profit (loss)                  6.5             (27.7)                20.6              (32.4)

Other (expense)                           (2.6)              (0.5)               (2.4)               (0.8)
Interest expense                         (11.0)             (11.8)              (21.3)              (23.8)
                                         ------             ------              ------              ------
   Loss before income taxes               (7.1)             (40.0)               (3.1)              (57.0)

Provision (benefit) for income taxes        4.0              (0.7)                 5.9               (1.2)
                                         ------             ------              ------              ------
   Net loss                             $(11.1)            $(39.3)              $(9.0)             $(55.8)
                                         ======             ======              ======              ======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                         FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                           --------------
                                                                                       2000              1999
                                                                                      -------          -------
OPERATING ACTIVITIES:
    Net loss                                                                          $(9.0)           $(55.8)
    Depreciation                                                                        10.8              10.9
    Amortization of goodwill                                                             3.7               4.1
     Non-cash interest on subordinated notes                                             8.0               0.0
    Changes in assets and liabilities:
       Accounts receivable                                                               2.3             (1.2)
       Inventory                                                                      (11.4)              64.1
       Accounts payable                                                               (50.3)            (20.8)
       Customer advances                                                                28.6            (38.2)
       Other current liabilities                                                      (17.6)            (19.5)
       Other assets                                                                      4.6               3.2
       Other liabilities                                                               (0.6)            (11.8)
                                                                                      -------          -------
          Net cash used for operating activities                                      (30.9)            (65.0)
                                                                                      -------          -------
INVESTING ACTIVITIES:
    Capital expenditures                                                               (2.0)             (4.6)
                                                                                      -------          -------
       Net cash used for investing activities                                          (2.0)             (4.6)
                                                                                      -------          -------
FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities                                    33.4               8.8
     Capital contribution                                                                0.0              22.4
    Repayment of mortgage notes and other obligations                                  (3.9)             (1.9)
                                                                                      -------          -------
       Net cash provided by financing activities                                        29.5              29.3

Net decrease in cash                                                                   (3.4)            (40.3)
Cash at the beginning of the period                                                     29.9              57.2
                                                                                      -------          -------
Cash at the end of the period                                                          $26.5             $16.9
                                                                                      =======          =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

                               GOSS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In the opinion of Goss Holdings, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000.



2.   INVENTORIES

Net inventories are summarized as follows (in millions):


                                                                  June 30,          December 31,
                                                                   2000                 1999
                                                                  -------           -----------
   Materials                                                       $73.7                $64.7
   Work in process                                                  52.7                 57.9
   Finished goods                                                   12.1                  4.7
   Parts                                                            24.7                 24.4
                                                                  -------           -----------
      Total inventories, net                                      $163.2               $151.7
                                                                  =======           ===========


3.  WORKFORCE REDUCTION CHARGES

The Company recorded charges of $7.1 million and $14.7 million in the fiscal quarters ended December 31, 1998 and 1999, respectively, for workforce reductions. The financial statements at June 30, 2000 contain accrued liabilities of $4.5 million for the remaining severance costs to be paid pursuant to these reductions. Approximately $13.2 million in severance costs relating to these reductions were paid in the six months ended June 30, 2000.

                               GOSS HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. DEBT

The debt obligations of Goss are as follows (in millions):


                                                                    June 30,             December 31,
                                                                      2000                   1999
                                                                    --------             ------------
   Revolving credit facilities                                        $56.9                  $23.4
   Term loan                                                          148.8                  150.0
     Mortgage loans                                                    47.6                   51.2
   Senior subordinated notes                                          110.9                  103.0
   Other debt obligations                                               2.2                    3.1
                                                                    --------             ------------
       Total debt                                                     366.4                  330.7
    Less current portion                                               64.0                   28.7
                                                                    --------             ------------
    Long-term debt                                                   $302.4                 $302.0
                                                                    ========             ============


On November 19, 1999, Goss Graphic Systems, Inc., a wholly-owned subsidiary of Goss Holdings, Inc., and its lenders entered into the Second Amended and Restated Multicurrency Credit Agreement (the "Bank Facility"). The Bank Facility provides for total borrowings of $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. As of June 30, 2000 the term loan was fully utilized and borrowings and letters of credit under the $100 million revolving loan portion of the Bank Facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $85.0 million.

The Bank Facility contains certain financial covenants which must be satisfied at the end of each quarter, are cumulative from the period starting on January 1, 2000, and at December 31, 2000 become rolling twelve month covenants. At June 30, 2000, Goss was in compliance with these covenants.

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

In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the Court of International Trade that the International
Trade Commission properly found that the U.S. printing press industry was injured by unfairly-traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier Court of International Trade ruling. The only appeal alternative remaining to the German and Japanese producers is with the U.S. Supreme Court.

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


                                             AMERICAS     EUROPE       ASIA       OTHER        TOTAL
                                             --------     ------       -----      ------      ------
THREE MONTHS ENDED JUNE 30, 2000
  Sales to external customers                 $77.5        $28.8       $56.7        $0.0      $163.0
  Intersegment sales                            6.0         11.8         0.2       (18.0)        0.0
  Gross profit/(loss)                          11.3          6.8        15.6        (3.3)       30.4
  Operating profit/(loss)                       4.4          3.2        11.9       (13.0)        6.5
  Other (expense)                                                                   (2.6)       (2.6)
  Interest expense                                                                 (11.0)      (11.0)
  (Loss) before income taxes                                                                    (7.1)
  Total assets                               $196.7       $220.2      $149.6      $202.2      $768.7

THREE MONTHS ENDED JUNE 30, 1999
  Sales to external customers                 $65.2        $64.0       $31.4        $0.0      $160.6
  Intersegment sales                            2.7          4.4         0.3        (7.4)        0.0
  Gross profit/(loss)                          (7.7)        12.7         5.7       (12.6)       (1.9)
  Operating profit/(loss)                     (17.9)         8.7         3.0       (21.5)      (27.7)
  Other (expense)                                                                   (0.5)       (0.5)
  Interest expense                                                                 (11.8)      (11.8)
  (Loss) before income taxes                                                                   (40.0)
  Total assets                               $250.0       $240.5      $138.6      $258.0      $887.1

SIX MONTHS ENDED JUNE 30, 2000
  Sales to external customers                $135.4        $61.8       $75.1        $0.0      $272.3
  Intersegment sales                            9.5         13.8         1.0       (24.3)        0.0
  Gross profit/(loss)                          20.3         14.0        22.4       (10.9)       45.8
  Operating profit/(loss)                       7.9          6.7        15.5        (9.5)       20.6
  Other (expense)                                                                   (2.4)       (2.4)
  Interest expense                                                                 (21.3)      (21.3)
  (Loss) before income taxes                                                                    (3.1)
  Total assets                               $196.7       $220.2      $149.6      $202.2      $768.7

SIX MONTHS ENDED JUNE 30, 1999
  Sales to external customers                $164.8        $95.6       $49.5        $0.0      $309.9
  Intersegment sales                            6.9         15.0         0.4       (22.3)        0.0
  Gross profit/(loss)                           5.8         16.4         7.9       (14.8)       15.3
  Operating profit/(loss)                     (12.4)         8.6         2.3       (30.9)      (32.4)
  Other (expense)                                                                   (0.8)       (0.8)
  Interest expense                                                                 (23.8)      (23.8)
  (Loss) before income taxes                                                                   (57.0)
  Total assets                               $250.0       $240.5      $138.6      $258.0      $887.1


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

Total comprehensive income is as follows (in millions):


                                                                 FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                     ENDED JUNE 30,
                                                               -----------------------             ----------------------
                                                                 2000            1999               2000            1999
                                                               -------         -------             ------         -------
                   Net loss                                     $(11.1)        $(39.3)             $(9.0)         $(55.8)
            Other comprehensive income:
               Foreign currency translation
                   adjustment                                      0.1           (1.4)              (2.1)           (5.3)
                                                               -------         -------             ------         -------
            Total comprehensive loss                           $(11.0)         $(40.7)            $(11.1)         $(61.1)
                                                               =======         =======             ======         =======


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

9.   SUBSEQUENT EVENTS

On July 25, 2000, the U.S. Bankruptcy Court for the District of Delaware issued a final decree closing the Chapter 11 cases of GGS Holdings, Inc. (a predecessor company of Goss Holdings, Inc.), Goss Graphic Systems, Inc., and Goss Realty L.L.C.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended December 31, 1999 as they read the discussion below.

RESULTS OF OPERATIONS

Net Sales

Goss's net sales for the fiscal quarter ended June 30, 2000 increased by 1.5% or $2.4 million to $163.0 million compared to the quarter ended June 30, 1999. Sales in the Americas increased by $12.3 million to $77.5 million due to increases in shipments to insert customers which resulted from a higher order backlog entering the 2000 quarter. Sales in Europe decreased by $35.2 million to $28.8 million due to lower shipments to large and small newspaper customers resulting from a lower order backlog at March 31, 2000 and the timing of shipments. Sales in Asia increased by $25.3 million to $56.7 million due to the timing of shipments to large newspaper customers.

Net sales for the first six months of 2000 were $272.3 million, a decrease of $37.6 million or 12.1% from the first six months of 1999. Sales decreases in the Americas and Europe of $29.4 and $33.8 million to $135.4 and $61.8 million, respectively, were partially offset by a sales increase in Asia of $25.6 million to $75.1 million. In the Americas decreased sales to large newspaper, small newspaper, insert, and commercial customers were attributable to a lower order backlog as of December 31, 1999. The sales decrease in Europe was attributable to lower shipments to large and small newspaper customers resulting from a lower order backlog at December 31, 1999 as well as the timing of shipments. The increase in Asia is the result of the timing of shipments to large newspaper customers.

Gross Profit

Gross profit for the quarter ended June 30, 2000 increased by $32.3 million to $30.4 million compared to the quarter ended June 30, 1999. The 1999 quarter included significant charges totaling $14.4 million in the Americas. These significant charges consisted of $9.8 million for inventory write-downs related to reduced order volume and costs to address certain product and contract performance issues and $4.6 million for anticipated cost over-runs on contracts as a result of delayed shipments. The shipment delays were caused by Goss's inability to access sufficient capital resources to purchase required materials and services in the quarter. Excluding the 1999 significant charges of $14.4 million, gross profit increased by $17.9 million and the gross profit margin increased from 7.8% to 18.7%.

Gross profit for the six months ended June 30, 2000 increased $30.5 million to $45.8 million compared to the six months ended June 30, 1999. Excluding the $14.4 million of significant charges mentioned above for the 1999 quarter, gross profit increased by $16.1 million and the gross profit margin increased from 9.6 % to 16.8%. The change in gross profit and gross profit margin, excluding these significant charges, is explained below.

     - For the quarter ended June 30, 2000, gross profit in the Americas increased by $10.6 million to $11.3 million and the gross profit margin increased from 1.1% to 14.6%. The increases in gross profit and gross profit margin are due to the increased sales volume and higher margins on shipments to large newspaper, small newspaper, insert and commercial customers. For the six months ended June 30, 2000, gross profit increased in the Americas by $6.1 million to $20.3 million and the gross profit margin increased from 8.6% to 15.0%. The increases in gross profit and gross profit margin are due to higher margins on sales to large newspaper, small newspaper and commercial customers.

     - For the quarter ended June 30, 2000, gross profit in Europe decreased by $6.0 million to $6.8 million and the gross profit margin increased from 20.0% to 23.6%. For the six months ended June 30, 2000, gross profit in Europe decreased $2.4 million to $14.0 million and the gross profit margin increased from 17.2% to 22.7%. The decrease in gross profit is due to the lower sales volume and the increase in gross profit margin is due to higher margins on sales to large and small newspaper customers.

     - For the quarter ended June 30, 2000, gross profit in Asia increased by $10.0 million to $15.6 million and the gross profit margin increased from 17.9% to 27.5%. For the six months ended June 30, 2000, gross profit in Asia increased $14.5 million to $22.4 million and the gross profit margin increased from 16.0% to 29.8%. The increases in gross profit and gross profit margin are due to increased sales volumes and higher margins on sales to large and small newspaper customers.

     - For the quarter ended June 30, 2000, the gross loss from global cost centers decreased by $3.3 million to $3.3 million due to favorable cost performance and the elimination of unrecovered fixed manufacturing costs associated with the Reading, Pennsylvania facility, which was closed in December of 1999. For the six months ended June 30, 2000, the gross loss from global cost centers increased by $2.1 million to $10.9 million due to an increase in unrecovered fixed costs resulting from unused manufacturing capacity, partly offset by favorable cost performance.


Operating Expenses

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased 20.2% to $22.1 million for the quarter. The 1999 period included a $3.1 million charge for bad debts and $1.3 million for legal and consulting fees related to the company's capital restructuring. Excluding these significant charges, operating expenses decreased by $1.2 million, or 5.2%. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

Operating expenses for the six months ended June 30, 2000 decreased $7.1 million or 14.7% to $41.5 million compared to 1999. Excluding the significant 1999 charges discussed above for the quarter, operating expenses decreased by $2.8 million, or 6.3%. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

Interest Expense

Interest expense decreased by $0.8 million for the quarter and $2.5 million for the six-month period due to lower debt balances in 2000, partially offset by the effect of higher interest rates.

Income Taxes

For the quarter ended June 30, 2000, the provision for income taxes increased from a benefit of $0.7 million in the 1999 period to a $4.0 million expense. For the six-month period ended June 30, 2000, the provision increased from a benefit of $1.2 million in the 1999 period to a $5.9 million expense. The increases for the 2000 quarter and six-month periods are due to an increase in the amount of taxable income generated in countries where Goss is in a tax liability position.


FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 30, 2000, operating activities used $30.9 million of cash compared to the six months ended June 30, 1999 when operating activities used $65.0 million of cash. The decrease in cash used from operations in 2000 is due to the increase in net income for the period, partly offset by higher payments to trade creditors. Commencing on January 26, 2000 and May 5, 2000, Goss made payments of approximately $19.8 million and $20.1 million, respectively, to its pre-petition trade creditors, representing the first two of the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware. Substantially all of the pre-petition trade payments were paid prior to their scheduled dates of February 18, 2000 and May 22, 2000. Goss intends to make the final payment due to its pre-petition trade creditors of approximately $20.0 million by its scheduled date of August 21, 2000. Cash used in investing activities decreased to $2.0 million in 2000 from $4.6 million in 1999 due to lower spending on capital projects. Financing activities provided a net $29.5 million in cash in 2000.

Other than cash flow from operations, Goss's primary source of liquidity is its bank credit facility (the "Bank Facility"), which permits borrowings up to $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan and scheduled reductions in the revolving credit commitments starting in 2002. As of June 30, 2000, the term loan was fully utilized and borrowings and letters of credit issued under the $100 million revolving loan portion of the facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $85.0 million, an increase of $21.2 million from the end of the prior fiscal quarter.

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

In addition to the revolving credit facility, Goss also is party to an indenture under which it issued $112.5 million in subordinated notes and has mortgage loans on certain of its facilities. A copy of the indenture agreement is included as Exhibit 4.1 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. The mortgage loans are included as Exhibits 4.4 and 4.5 to Goss's Form 8-K as filed with the Securities and Exchange Commission on February 12, 1998, and are incorporated herein by reference. The indenture contains covenants similar to those in the revolving credit facility and includes cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture.

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

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings

               In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the Court of International Trade that the International Trade Commission properly found that the U.S. printing press industry was injured by unfairly-traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier Court of International Trade ruling. The only appeal alternative remaining to the German and Japanese producers is with the U.S. Supreme Court.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.1   Management Stock Incentive Plan
               10.2   Form of Restricted Stock Agreement
               10.3   Form of Non-Vested Unit Agreement
               10.4   Form of Incentive Option Agreement
               10.5   Form of Performance Option Agreement
               10.6   Form of Discretionary Option Agreement
               27.1   Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOSS HOLDINGS, INC.


Date: August 14, 2000       By:   /s/ JOSEPH P. GAYNOR, III
                               ------------------------------------
                            Joseph P. Gaynor, III, Executive Vice President and
                            Chief Financial Officer (Principal Financial Officer
                            and Principal Accounting Officer)