Form 10-Q
period 2000-09-30
GOSS HOLDINGS INC
filed 2000-11-14
CIK 1098341

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                                       OF

                               GOSS HOLDINGS, INC.

                            SEC File Number 333-08421
                             a Delaware corporation
                   IRS Employer Identification No. 36-4326281

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

         The registrant had 10,000,000 shares of Common Stock outstanding at November 10, 2000.




================================================================================

                               GOSS HOLDINGS, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I - FINANCIAL INFORMATION:

       Item 1 - Financial Statements

           Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999                                                                       2

           Consolidated Statements of Operations - For the three month
           and nine month periods ended September 30, 2000 and 1999                                3

           Consolidated Statements of Cash Flows - For the nine months
           ended September 30, 2000 and 1999                                                       4

           Notes to Consolidated Financial Statements                                              5

       Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               11

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk                        16

PART II - OTHER INFORMATION:

       Item 1 - Legal Proceedings                                                                 16

       Item 6 - Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                        17


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                               GOSS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2000                1999
                                                                                   -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                            $33.0             $  29.9
   Accounts receivable, net                                                             120.4               133.9
   Inventories, net                                                                     163.0               151.7
   Other current assets                                                                  17.0                 8.3
                                                                                      -------             -------
   Total current assets                                                                 333.4               323.8
Property and equipment, net                                                             120.7               140.7
Goodwill, net                                                                           247.4               261.7
Assets held for sale                                                                     18.1                24.6
Other assets                                                                             26.5                33.4
                                                                                      -------             -------
   Total assets                                                                        $746.1              $784.2
                                                                                      =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $95.8              $164.2
   Short-term debt                                                                       63.9                23.4
   Current portion of long-term debt                                                      6.7                 5.3
   Advance payments from customers                                                      172.8               134.2
   Other current liabilities                                                            174.4               199.8
                                                                                       ------             -------
   Total current liabilities                                                            513.6               526.9
Long-term debt, less current portion                                                    304.0               302.0
Other liabilities                                                                        35.8                36.2
                                                                                       ------             -------
Total liabilities                                                                       853.4               865.1

Minority interest                                                                         8.5                 8.5

Common stock - $.01 par value, 15,000,000 shares
   authorized; 10,000,000 shares outstanding                                              0.1                 0.1
Additional paid in capital                                                               77.4                76.8
Retained earnings                                                                      (186.9)             (164.1)
Cumulative translation adjustment                                                        (6.4)               (2.2)
                                                                                       ------             -------
Total shareholders' equity                                                             (115.8)              (89.4)
                                                                                       ------             -------
Total liabilities and shareholders' equity                                             $746.1              $784.2
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

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                         2000        1999             2000        1999
                                       --------    --------         --------    --------
Net sales                                $145.4      $112.2           $417.7      $422.1
Cost of sales                             117.5       102.7            344.0       397.3
                                        -------     -------          -------     -------
   Gross profit                            27.9         9.5             73.7        24.8

Operating expenses                         21.3        23.7             62.8        71.0
Legal settlement                            0.0         0.0            (20.0)       (5.0)
Restructuring charges                       0.0        11.3              0.0        12.6
Goodwill amortization                       1.8         2.1              5.5         6.2
                                        -------     -------          -------     -------
   Operating profit (loss)                  4.8       (27.6)            25.4       (60.0)

Other expense                              (2.7)       (1.3)            (5.1)       (1.8)
Interest expense                          (11.4)      (10.5)           (32.7)      (34.3)
                                        -------     -------          -------     -------
   Loss before income taxes                (9.3)      (39.4)           (12.4)      (96.1)

Provision (benefit) for income taxes        4.4        (1.5)            10.3        (2.7)
                                        -------     -------          -------     -------
   Net loss                              $(13.7)     $(37.9)          $(22.7)     $(93.4)
                                        =======     =======          =======     =======

       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                                 2000       1999
                                                               --------   --------
OPERATING ACTIVITIES:
    Net loss                                                    $(22.7)    $(93.4)
    Depreciation                                                  16.0       17.8
    Loss on sale of fixed assets                                   2.3        0.0
    Amortization of goodwill                                       5.5        6.2
    Non-cash interest on subordinated notes                       12.1        0.0
    Changes in assets and liabilities:
       Accounts receivable                                        13.5        6.2
       Inventory                                                 (11.3)      46.5
       Accounts payable                                          (68.4)      (9.6)
       Customer advances                                          38.6      (30.7)
       Other current liabilities                                 (24.9)     (24.7)
       Other assets                                                5.2       (9.2)
       Other liabilities                                          (0.5)      (5.8)
                                                              --------   --------
          Net cash used for operating activities                 (34.6)     (96.7)
                                                              --------   --------

INVESTING ACTIVITIES:
    Capital expenditures                                          (2.3)      (6.2)
    Proceeds from fixed asset sales                                5.1        0.0
                                                              --------   --------
       Net cash provided by (used for) investing activities        2.8       (6.2)
                                                              --------   --------

FINANCING ACTIVITIES:
    Net borrowings under revolving credit facilities              40.5       41.3
    Capital contribution                                          0.0       24.0
    Repayment of mortgage notes and other obligations             (5.6)      (3.1)
                                                              --------   --------
       Net cash provided by financing activities                  34.9       62.2
                                                              --------   --------

Net increase (decrease) in cash                                    3.1      (40.7)
Cash at the beginning of the period                               29.9       57.2
                                                              --------   --------
Cash at the end of the period                                    $33.0      $16.5
                                                              ========   ========

         The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements

                               GOSS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In the opinion of the management of Goss Holdings, Inc. ("Goss" or the "Company"), the unaudited financial statements contain all adjustments, solely of a recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with Goss's Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000.



2.   INVENTORIES

Net inventories are summarized as follows (in millions):

                                                    September 30,         December 31,
                                                        2000                  1999
                                                    -------------         ------------

   Materials                                            $66.3                $64.7
   Work in process                                       62.4                 57.9
   Finished goods                                        13.3                  4.7
   Parts                                                 21.0                 24.4
                                                       ------               ------
      Total inventories, net                           $163.0               $151.7
                                                       ======               ======


3.  WORKFORCE REDUCTION CHARGES

The Company recorded charges of $7.1 million and $14.7 million in the fiscal quarters ended December 31, 1998 and 1999, respectively, for severance costs relating to workforce reductions. The financial statements at September 30, 2000 contain accrued liabilities of $3.5 million for the remaining severance costs to be paid pursuant to these reductions. Approximately $13.0 million in severance costs relating to these reductions were paid in the nine months ended September 30, 2000.

4.   DEBT

The debt obligations of Goss are as follows (in millions):


                                                      September 30,          December 31,
                                                          2000                   1999
                                                      -------------          ------------
   Revolving credit facilities                            $63.9               $  23.4
   Term loan                                              148.1                 150.0
   Mortgage loans                                          45.8                  51.2
   Senior subordinated notes                              115.0                 103.0
   Other debt obligations                                   1.8                   3.1
                                                        -------               -------
       Total debt                                         374.6                 330.7
    Less current portion                                   70.6                  28.7
                                                        -------               -------
    Long-term debt                                       $304.0                $302.0
                                                        =======               =======



On November 19, 1999, Goss Graphic Systems, Inc., a wholly-owned subsidiary of Goss Holdings, Inc., and its lenders entered into the Second Amended and Restated Multicurrency Credit Agreement (the "Bank Facility"). The Bank Facility, as amended on December 3, 1999 by the First Amendment to Credit Agreement and Limited Consent, initially provided for total borrowings of $250 million, consisting of a term loan in the amount of $150 million, and a $100 million revolving credit facility. The revolving credit facility permitted the making of revolving loans and the issuance of letters of credit in the aggregate amount of $100 million, with the issuance of letters of credit limited to a total of $75 million.

On August 30, 2000, Goss Graphic Systems, Inc. and certain of the lenders under its Bank Facility entered into the Second Amendment To Credit Agreement and Limited Consent (the "Second Amendment"). The Second Amendment amended the Bank Facility by providing (1) until May 31, 2001, an additional $15.0 million in revolving borrowing capacity, (2) a waiver which allows Goss to retain, until March 31, 2001, sale proceeds of up to $4.5 million from the sale of its Reading, Pennsylvania facility (which was sold in the third quarter for $4.2 million), and (3) a revised definition of Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), for financial covenant compliance purposes, which excludes net non-ordinary gains and allows, in fiscal 2000, the exclusion of certain expense charges. Borrowings under the additional $15.0 million line will bear interest at a rate equal to, at the Company's option, the Banker's Trust base rate plus 4.00% or the applicable offshore rate plus 5.00%.

The Bank Facility, as amended, matures on September 30, 2003, provides for scheduled repayments of the term loan starting in December of 2002, scheduled reductions in the revolving credit commitments starting in March of 2002, the repayment of the $4.2 million in sale proceeds from the Reading facility by March 31, 2001, and the termination at May 31, 2001 of the additional $15.0 million credit line resulting from the Second Amendment. As of September 30, 2000 the term loan was fully utilized and borrowings and letters of credit under the $115 million revolving loan portion of the Bank Facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $97.1 million.

The Bank Facility contains certain financial covenants which must be satisfied at the end of each quarter, are cumulative from the period starting on January 1, 2000, and at December 31, 2000 become rolling twelve month covenants. At September 30, 2000, Goss was in compliance with these covenants.

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

It is not presently possible to determine the outcome of the claims and lawsuits against the Company. However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

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

In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the Court of International Trade ("CIT") that the International Trade Commission ("ITC") properly found that the U.S. printing press industry was threatened with injury by unfairly-traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier CIT ruling. The only appeal alternative remaining to the German and Japanese producers with regard to the ITC threat determination is with the U.S. Supreme Court. On October 12, 2000, the Japanese producers of large newspaper printing presses filed an appeal at the U.S. Court of Appeals for the Federal Circuit, challenging the Department of Commerce final determinations that established the antidumping duty margins imposed on Japanese imports. These margins were earlier upheld by the CIT. A decision on this appeal may occur within the next 12 months.

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

The Company's Reading, Pennsylvania, facility has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its and its predecessor's historical waste disposal practices. The Company has completed remediation at the site pursuant to a remediation proposal approved by the Commonwealth and has submitted a monitoring proposal to the Commonwealth for approval. In connection with the sale of the Reading, Pennsylvania facility in the quarter ended September 30, 2000, the Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PADEP") and the buyer of the Reading facility that obligates the Company to complete investigation of, and to the extent necessary, remediation of historical contamination at the site. Once completed, PADEP will execute a release from liability and covenant not to sue the Company and the buyer of the Reading facility for all contaminants identified in the various investigation and remediation reports. The Company believes the remediation at the site is complete and that final investigation and monitoring will be completed by December 2001.

Rockwell International Corporation, the Company's former owner, has agreed to indemnify the Company for expenses attendant to existing environmental matters to the extent of one-half of those expenses in excess of $1.0 million. The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

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


                                             AMERICAS     EUROPE    ASIA      OTHER    TOTAL
                                             --------     ------    ----      -----    -----

TRHEE MONTHS ENDED SEPTEMBER 30, 2000
   Sales to external customers                $67.8       $28.3     $49.3     $0.0    $145.4
   Intersegment sales                           3.2         5.2       0.7     (9.1)      0.0
   Gross profit/(loss)                          6.3         6.7      15.1     (0.2)     27.9
   Operating profit/(loss)                      1.1         3.3      11.7    (11.3)      4.8
   Other expense                                                              (2.7)     (2.7)
   Interest expense                                                          (11.4)    (11.4)
   Loss before income taxes                                                             (9.3)
   Total assets                              $177.7      $217.7    $150.3   $200.4    $746.1

THREE MONTHS ENDED SEPTEMBER 30, 1999
   Sales to external customers                $43.0       $34.6     $34.6     $0.0    $112.2
   Intersegment sales                           2.3         1.2       0.0     (3.5)      0.0
   Gross profit/(loss)                          5.2         5.9       5.0     (6.6)      9.5
   Operating profit/(loss)                     (2.9)        0.4       2.2    (27.3)    (27.6)
   Other expense                                                              (1.3)     (1.3)
   Interest expense                                                          (10.5)    (10.5)
   Loss before income taxes                                                            (39.4)
   Total assets                              $257.0      $234.5    $152.6   $252.6    $896.7

NINE MONTHS ENDED SEPTEMBER 30, 2000
   Sales to external customers               $203.2       $90.1    $124.4     $0.0    $417.7
   Intersegment sales                          12.7        19.0       1.7    (33.4)      0.0
   Gross profit/(loss)                         26.6        20.7      37.5    (11.1)     73.7
   Operating profit/(loss)                      9.0        10.0      27.2    (20.8)     25.4
   Other expense                                                              (5.1)     (5.1)
   Interest expense                                                          (32.7)    (32.7)
   Loss before income taxes                                                            (12.4)
   Total assets                              $177.7      $217.7    $150.3   $200.4    $746.1

NINE MONTHS ENDED SEPTEMBER 30, 1999
   Sales to external customers               $207.8      $130.2     $84.1     $0.0    $422.1
   Intersegment sales                           9.2        16.2       0.4    (25.8)      0.0
   Gross profit/(loss)                         11.0        22.3      12.9    (21.4)     24.8
   Operating profit/(loss)                    (15.3)        9.0       4.5    (58.2)    (60.0)
   Other expense                                                              (1.8)     (1.8)
   Interest expense                                                          (34.3)    (34.3)
   Loss before income taxes                                                            (96.1)
   Total assets                              $257.0      $234.5    $152.6    $252.6   $896.7


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

Total comprehensive income is as follows (in millions):


                                                              For the Three Months        For the Nine Months
                                                              Ended September 30,         Ended September 30,
                                                              --------------------        --------------------
                                                              2000          1999          2000            1999
                                                              ----          ----          ----            ----

          Net loss                                            $(13.7)      $(37.9)        $(22.7)        $(93.4)
          Other comprehensive income:
               Foreign currency translation
                   adjustment                                   (2.1)         3.5           (4.2)          (1.7)
                                                              -------      -------        -------        -------
          Total comprehensive loss                            $(15.8)      $(34.4)        $(26.9)        $(95.1)
                                                              =======      =======        =======        =======



8.   NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" . SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 will require that all derivatives be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or statement of financial position. However, Goss anticipates that, due to its limited use of derivative instruments and the nature of its derivative transactions, the adoption of SFAS No. 133 will not have a significant effect on its results of operations or its financial position.

On December 3, 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin Number 101 ("SAB No. 101") which provides the Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is effective for Goss's fiscal year ended December 31, 2000. Goss does not believe that the adoption of SAB No. 101 will have a significant effect on its results of operations or its financial position.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Readers are urged to consider carefully the financial statements and related notes contained elsewhere in this report and in Goss's Form 10-K for its fiscal year ended December 31, 1999 as they read the discussion below.

RESULTS OF OPERATIONS

ORDERS

Goss's new orders for the quarter ended September 30, 2000 were $208.7 million, an increase of $118.5 million over the $90.2 million in orders received for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, new orders were $551.1 million, an increase of $290.7 million over the $260.4 million in orders received for the nine months ended September 30, 1999. The order increase for both the quarter and for the nine months was attributable to increases in all three geographic regions of the Company.

Goss's backlog of unshipped orders increased to $507.2 million at September 30, 2000 from $458.8 million at June 30, 2000 and $409.3 million at December 31, 1999. The increases occurred in all three geographic regions of the Company.

NET SALES

QUARTER ENDED SEPTEMBER 30, 2000

Goss's net sales for the fiscal quarter ended September 30, 2000 of $145.4 million increased by 29.6% or $33.2 million compared to the quarter ended September 30, 1999. Sales in the Americas increased by $24.8 million to $67.8 million due to the timing of shipments to large newspaper customers and due to a higher order backlog for small newspaper, insert, and parts and service customers in 2000. Sales in the 1999 period for the Americas were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase materials and services in the period leading up to its Chapter 11 filing, as well as post-filing delays attributable to the time required to negotiate terms with suppliers. Sales in Europe decreased by $6.3 million to $28.3 million due to the timing of shipments to small newspaper customers. Sales in Asia increased by $14.7 million to $49.3 million due to the timing of shipments to large newspaper customers and as a result of a higher order backlog for small newspaper customers in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the first nine months of 2000 were $417.7 million, a decrease of $4.4 million or 1.0% from the first nine months of 1999. Sales decreases in the Americas and Europe of $4.6 and $40.1 million to $203.2 and $90.1 million, respectively, were partially offset by a sales increase in Asia of $40.3 million to $124.4 million. In the Americas, decreased sales to small newspaper and commercial customers attributable to a lower order backlog as of December 31, 1999 were partially offset by increased sales to insert and parts and service customers resulting from increased order levels in 2000. Sales in the 1999 period were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase materials and services in the period leading up to its Chapter 11 filing, as well as post-filing delays attributable to the time required to negotiate terms with suppliers. The sales decrease in Europe was attributable to lower shipments to large and small newspaper customers resulting from a lower order backlog at December 31, 1999 as well as the timing of shipments. The increase in Asia is the result of the timing of shipments to large newspaper customers.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2000 of $27.9 million increased by $18.4 million compared to the quarter ended September 30, 1999 and the gross profit margin increased from 8.5% to 19.2%. Gross profit for the nine months ended September 30, 2000 of $73.7 million increased $48.9 million compared to the nine months ended September 30, 1999. The 1999 period included significant charges totaling $14.4 million in the Americas. Excluding the 1999 significant charges of $14.4 million, gross profit for the nine months ended September 30, 2000 increased by $34.5 million and the gross profit margin increased from 9.3% to 17.6%. The change in gross profit and gross profit margin, excluding the significant charges referred to above, is explained in more detail below.

QUARTER ENDED SEPTEMBER 30, 2000

For the quarter ended September 30, 2000, gross profit in the Americas increased by $1.1 million to $6.3 million and the gross profit margin decreased from 12.1% to 9.3%. Gross profit in Europe increased by $0.8 million to $6.7 million and the gross profit margin increased from 17.1% to 23.7%. Gross profit in Asia increased by $10.1 million to $15.1 million and the gross profit margin increased from 14.5% to 30.6%. The gross loss from global cost centers decreased by $6.4 million to $0.2 million. The increase in gross profit and gross profit margin for the quarter is due to increased sales volumes, product cost reductions, an increase in the proportion of sales from higher margin parts and service sales, and the elimination of unrecovered fixed manufacturing costs associated with the Reading, Pennsylvania facility, which was closed in December of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2000, gross profit in the Americas increased by $7.2 million to $26.6 million and the gross profit margin increased from 9.3% to 13.1%. Gross profit in Europe decreased $1.6 million to $20.7 million and the gross profit margin increased from 17.1% to 23.0%.
Gross profit in Asia increased $24.6 million to $37.5 million and the gross profit margin increased from 15.3% to 30.1%. The gross loss from global cost centers decreased by $4.3 million to $11.1 million. The increase in gross profit and gross profit margin for the nine months ended September 30, 2000 is due to product cost reductions, an increase in the proportion of sales from higher margin parts and service sales, and the elimination of unrecovered fixed manufacturing costs associated with the Reading, Pennsylvania facility.

OPERATING EXPENSES

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased 10.1% to $21.3 million for the quarter. The 1999 period included a $1.8 million charge for bad debts. Excluding the bad debt charges, operating expenses decreased by $0.6 million, or 2.7%. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

Operating expenses for the nine months ended September 30, 2000 were $62.8 million, a decrease of $8.2 million or 11.5% from 1999. The 1999 period included a $4.9 million charge for bad debts. Excluding the bad debt charges, operating expenses decreased by $3.3 million, or 5.0%. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

LEGAL SETTLEMENT

The Company recorded income of $20.0 million and $5.0 million as a result of payments received pursuant to a legal settlement, for the nine months ended September 30, 2000 and 1999, respectively.

RESTRUCTURING CHARGES

Results for the quarter and nine month periods ended September 30, 1999 were charged with $11.3 million and $12.6 million, respectively, for expense items that were incurred by the Company pursuant to its 1999 reorganization under Chapter 11 of the Bankruptcy Code. These items consisted of professional fees, bank fees, and the write-off of deferred issue costs on the pre-petition senior subordinated notes.

INTEREST EXPENSE

Interest expense increased by $0.9 million for the quarter and decreased by $1.6 million for the nine-month period ended September 30, 2000. The increase for the quarter is due to the fact that the Company's pre-petition senior subordinated notes stopped accruing interest in the 1999 period and the effect of higher interest rates in 2000, partially offset by lower debt levels. The decrease for the nine-month period is due to lower debt balances in 2000, partially offset by the effect of higher interest rates.

INCOME TAXES

For the quarter ended September 30, 2000, the provision for income taxes increased from a benefit of $1.5 million in the 1999 period to a $4.4 million expense. For the nine-month period ended September 30, 2000, the provision increased from a benefit of $2.7 million in the 1999 period to a $10.3 million expense. The increases for the 2000 quarter and nine-month periods are due to an increase in the amount of taxable income generated in countries where Goss is in a tax liability position.

FINANCIAL CONDITION AND LIQUIDITY

For the nine months ended September 30, 2000, operating activities used $34.6 million of cash compared to the nine months ended September 30, 1999 when operating activities used $96.7 million of cash. The decrease in cash used from operations in 2000 is due to the increase in net income for the period, partly offset by higher payments to trade creditors, including the $60.1 million in payments made to pre-petition trade creditors. Commencing on January 26, 2000, May 5, 2000, and August 16, 2000, Goss made payments of approximately $19.8 million, $20.1 million, and $20.2 million, respectively, to its pre-petition trade creditors, representing the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware. Cash from investing activities increased to $2.8 million of cash provided in 2000 from $6.2 million of cash used in 1999 due to lower spending on capital projects and proceeds from asset sales. The Company sold its Reading, Pennsylvania facility during the quarter ended September 30, 2000 and received sales proceeds of $4.2 million. Financing activities provided a net $34.9 million in cash in 2000.

Other than cash flow from operations, Goss's primary source of liquidity is the Goss Graphic Systems, Inc. bank credit facility (the "Bank Facility"), which, as amended by the Second Amendment, permits borrowings up to $265 million, consisting of a term loan in the amount of $150 million and a $115 million revolving credit facility. The revolving credit facility permits the making of revolving loans and the issuance of letters of credit in the aggregate amount of $115 million, with the issuance of letters of credit limited to a total of $75 million. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan starting in December of 2002, scheduled reductions in the revolving credit commitments starting in March of 2002, the repayment of the $4.2 million in sale proceeds from the Reading facility by March 31, 2001, and the termination at May 31, 2001 of the additional $15.0 million credit line resulting from the Second Amendment. As of September 30, 2000, the term loan was fully utilized and borrowings and letters of credit issued under the $115 million revolving loan portion of the facility, excluding $2.2 million of revolving credit relating to Goss's joint venture in China, totaled $97.1 million, an increase of $12.1 million from the end of the prior fiscal quarter.

On August 30, 2000, Goss Graphic Systems, Inc. and certain of the lenders under the Bank Facility entered into the Second Amendment To Credit Agreement and Limited Consent (the "Second Amendment"). The Second Amendment amended the Bank Facility by providing (1) until May 31, 2001, an additional $15.0 million in revolving borrowing capacity, (2) a waiver which allows Goss to retain, until March 31, 2001, sale proceeds of up to $4.5 million from the sale of its Reading, Pennsylvania facility, and (3) a revised definition of Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), for financial covenant compliance purposes, which excludes net non-ordinary gains and allows, in fiscal 2000, the exclusion of certain expense charges. Borrowings under the additional $15.0 million line will bear interest at a rate equal to, at the Company's option, the Banker's Trust base rate plus 4.00% or the applicable offshore rate plus 5.00%

The Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test, a minimum EBITDA test, and a maximum capital spending test. These covenants are described more fully in
Section 7.6 of the Bank Facility Agreement, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference, and in the Second Amendment , which is filed herewith as Exhibit 4.2 to this Form 10-Q. Goss was in compliance with these covenants at September 30, 2000.

In addition to the revolving credit facility, Goss also is party to an indenture under which it issued $112.5 million in subordinated notes and has mortgage loans on certain of its facilities. A copy of the indenture agreement is included as Exhibit 4.1 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. The mortgage loans are included as Exhibits 4.4 and 4.5 to Goss's Form 8-K as filed with the Securities and Exchange Commission on February 12, 1998, and are incorporated herein by reference. The indenture contains covenants which restrict, among other things, the Company's ability to incur additional debt and pay dividends, and includes cross-default provisions under which an event of default under the revolving credit facility would also be considered an event of default under the indenture. Goss was in compliance with the covenants contained in the indenture at September 30, 2000.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report may be deemed to be forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the results indicated by the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A of Goss's Form 10-K for the year ended December 31, 1999 addresses the Company's exposure to market risk from changes in interest rates and foreign currency exchange rates. No material changes in this exposure have occurred since December 31, 1999.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the Court of International Trade ("CIT") that the International Trade Commission ("ITC") properly found that the U.S. printing press industry was threatened with injury by unfairly-traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier CIT ruling. The only appeal alternative remaining to the German and Japanese producers with regard to the ITC threat determination is with the U.S. Supreme Court. On October 12, 2000, the Japanese producers of large newspaper printing presses filed an appeal at the U.S. Court of Appeals for the Federal Circuit, challenging the Department of Commerce final determination that established the antidumping duty margins imposed on Japanese imports. These margins were earlier upheld by the CIT. A decision on this appeal may occur within the next 12 months.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

                  4.1 First Amendment dated December 3, 1999 to Credit Agreement and Limited Consent among Goss Graphic Systems, Inc. and the parties named therein.

                  4.2 Second Amendment dated August 30, 2000 to Credit Agreement and Limited Consent among Goss Graphic Systems, Inc. and the parties named therein

                  27.1     Financial Data Schedule

         (b)   Reports on Form 8-K:

                  None

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOSS HOLDINGS, INC.


Date: November 14, 2000     By: /s/ Joseph P. Gaynor, III
                               ------------------------------------------



                            Joseph P. Gaynor, III, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)