Form 10-K
period 2000-12-31
GOSS HOLDINGS INC
filed 2001-04-02
CIK 1098341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


         The registrant does not have any securities registered pursuant to
         Section 12(b) or 12(g) of the Act.

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

         The registrant had 6,919,925 shares of Class A Common Stock and 3,080,075 shares of Class B Common Stock outstanding at March 29, 2001. There is no trading market for either of the registrant's classes of Common Stock.

================================================================================

                               GOSS HOLDINGS, INC.

                                     PART I

ITEM 1.  BUSINESS

Goss Holdings, Inc. ("Holdings") is a corporation whose principal asset consists of an investment in 100 percent of the common stock of Goss Graphic Systems, Inc. ("Systems"). Systems is the leading producer of newspaper and insert printing press systems and also produces commercial printing press systems. Established in Chicago in 1885, the operations of Systems were acquired (the "Acquisition") by GGS Holdings, Inc. on October 15, 1996 through the acquisition of Rockwell Graphic Systems, Inc. from Rockwell International Corporation ("Rockwell"). GGS Holdings, Inc. (a predecessor company of Holdings) was incorporated on April 4, 1996 by Stonington Capital Appreciation 1994 Fund L.P. (the "Fund") for the purpose of participating in the Acquisition.

On July 30, 1999, Systems, GGS Holdings, Inc., and Goss Realty LLC, a wholly-owned subsidiary of Systems (collectively, the "Petitioners") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The European and Asian subsidiaries of the Petitioners were not included in the Chapter 11 filing. Under the plan of reorganization approved by the Bankruptcy Court in October and November of 1999, Holdings (a new holding company into which GGS Holdings, Inc. was merged) was organized and thereafter issued $112.5 million of
12.25 percent Senior Subordinated Notes Due 2005 as well as shares of its Class A and Class B Common Stock. See note 2 to Goss's financial statements contained in Part II for additional information on Goss's 1999 bankruptcy filing and the plan of reorganization, including information about Holdings' capital structure.

On July 25, 2000, the U.S. Bankruptcy Court for the District of Delaware issued a final decree closing the Chapter 11 cases of GGS Holdings, Inc., Systems and Goss Realty L.L.C.

Unless stated otherwise, hereinafter the name "Goss" or the "Company" refers to the collective operations of Holdings and its consolidated subsidiaries, including their predecessor companies.

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998 preceded the start of the new calendar cycle.

PRODUCTS AND SERVICES

WEB OFFSET PRESS SYSTEMS

All of the printing press systems manufactured by Goss use web offset technology. In "offset" printing, the text and images of a publication are photographically or electronically transferred onto flexible printing plates. The plates are wrapped around "plate cylinders" in a press unit. As a plate cylinder rotates, it is first coated with a water-based solution and then with an oil-based ink. Since the ink is oil-based, it adheres only to the areas on the plate that are not covered with water (I.E., the text or image.) The ink on the plate then is transferred in a mirror-image to a second cylinder, called a "blanket cylinder," which rotates to come into contact with the paper where the ink is transferred again, reversing from a mirror-image back to a normal image.

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

PRODUCT LINES

Goss's products fall into three broad categories:

                  o newspaper press systems for publishers of national, regional and local news;

                  o commercial press systems for printers of brochures and promotional materials, catalogues, magazines, books, financial publications and directories; and

                  o insert press systems for printers of advertising inserts, including Sunday newspaper inserts and direct mail/point-of-purchase inserts.

Goss custom designs and engineers each press system to meet the specific printing requirements and physical space limitations of its customers. Goss also provides parts and service support for the equipment that it sells.

NEWSPAPER PRESS SYSTEMS

Goss's core business, in which it has been engaged for 116 years, is the production of newspaper press systems. Goss produces "large newspaper" press systems, which use 50-inch and wider paper for large national and metropolitan newspapers, and "small newspaper" press systems, which use 36-inch wide paper for smaller regional and local newspapers. All are sold under the "Goss" trade name.

Sales of new equipment to large newspaper customers, together with additions and modifications to existing equipment, accounted for approximately 47% of Goss's fiscal 2000 sales. Sales to and additions and modifications for small newspaper customers accounted for approximately 25% of Goss's fiscal 2000 sales. Goss's principal products in this area are its Newsliner(R) and Colorliner(R) press systems (for large newspapers) and Universal(R) and Community(R) press systems (for small newspapers) models.

INSERT PRESS SYSTEMS

Sales from Goss's insert press business represented approximately 10% of its fiscal 2000 sales. Goss's principal products in this area are its Magnum(R) press systems and C700TM models. These insert press systems also are marketed exclusively under the "Goss" trade name and are sold principally to customers in North America.

COMMERCIAL PRESS SYSTEMS

Sales from Goss's commercial press business represented approximately 1% of its fiscal 2000 sales. Goss's principal products in this area are its M16TM, G18(R) and G25(R) press systems and special applications of its Universal(R) product line. Until October 15, 1996, Goss sold commercial press systems under the "Baker-Perkins" and "Hantscho" trade names. Goss now is selling them under the "Goss" trade name.

AFTERMARKET PARTS AND CUSTOMER SERVICE

Goss provides aftermarket parts and customer service in connection with the equipment that it has sold. Sales of aftermarket parts and equipment were approximately 17% of Goss's fiscal 2000 sales. Although some non-consumable parts are manufactured to customer order, as of

December 31, 2000 Goss had parts in inventory of approximately $23.9 million. Service and technical support include site preparation and inspection, equipment installation, preventative and corrective maintenance, paper width changes and color capability upgrades. Service and technical support is provided by Goss's staff of approximately 275 field service engineers and additional field service engineers who work for Goss's international agents.

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

DEMAND CHARACTERISTICS

Given the significant cost of presses, both industry and Goss's sales can vary substantially depending upon the timing of large press purchases. This phenomenon relates to the long useful life of newspaper presses -- typically twenty-five years -- and the deferability of press replacement. During periods of economic growth, higher advertising expenditures lead to an increase in color and page count demand and the profitability of publishers, thus encouraging demand for printing presses generally to increase. Conversely, during periods of economic recession, demand for press capacity generally decreases. Over the longer term, Goss believes that continued demand for newspaper presses will be driven by a number of factors, including:

         o ECONOMIC GROWTH OF DEVELOPING COUNTRIES. Strong economic growth typically results in higher personal incomes and increased advertising expenditures. These factors, together with higher literacy rates, newspaper circulation, color content and page counts, drive demand for additional press capacity.

         o FINANCIAL MARKETS. Press demand can be affected significantly by interest rates and currency fluctuations. In periods of high interest rates or low currency values for a potential purchaser's country, purchases can be deferred.

         o INNOVATION. Press demand historically has increased in response to press innovations before returning to more normalized levels of demand. A newspaper's ability to enhance quality, add color and increase productivity while reducing paper waste and staffing are important considerations as it evaluates whether and when to add press equipment or replace an old press. Accordingly, the aggregate demand for printing presses as well as the demand for a particular manufacturer's products is driven in part by the development of new products which achieve market acceptance and provide tangible return on investment.

         o REPLACEMENT. Although press life can be extended through refurbishing, enhancements and proper maintenance, older presses result in declining productivity and quality, relative to that offered by new presses, ultimately requiring that, over time, they be replaced.

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

SALES FORCE

Goss maintains a direct sales force of approximately 65 individuals and an extensive network of 46 local agents covering approximately 95 countries. A sale to a prospective customer can take several years from the initial planning phase to the final sale. As a consequence, Goss's sale process requires consistent long-term customer contact and service.

INTERNATIONAL OPERATIONS

During fiscal year 2000, approximately 54% of Goss's revenue was generated from sales by international operations. International sales and operating profit for prior years and identifiable assets attributable to foreign geographic territories are summarized in note 17 to Goss's 2000 financial statements contained in Part II.

BACKLOG

As of December 31, 2000, the total contract price of the backlog of customer commitments for presses, related installations, and parts and service, was $452.7 million, an 11% increase in the backlog from December 31, 1999. Approximately 94% of this backlog is scheduled for delivery through December 31, 2001.

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

Goss's primary competitors for sales of large newspaper press systems are MAN Roland AG and Koenig & Bauer-Albert AG ("KBA") of Germany. Other suppliers are Wifag AG of

Switzerland, Mitsubishi Heavy Industries Ltd. and Tokyo Kikai Seisakusho, Ltd. ("TKS") of Japan. Competing major suppliers of small newspaper press systems are MAN Roland and KBA. The major supplier of commercial presses in the U.S. is Heidelberg Web, a subsidiary of Heidelberger Druckmaschinen AG of Germany. Other competitors include MAN Roland and Mitsubishi. Goss's only significant competitor for insert printing press systems is Heidelberg Web.

Over the past several years, certain foreign suppliers of large newspaper printing presses have sought to increase their U.S. sales by offering aggressive pricing and terms. As a result of pricing actions by Goss's foreign competitors, on June 30, 1995, Goss filed an anti-dumping duty petition with the U.S. Commerce Department and the International Trade Commission (the "ITC") alleging that competitors from Japan and Germany were selling large newspaper printing presses and components in the U.S. at less than fair value and were materially injuring a U.S. industry. As a result of Goss's petition, the Commerce Department and the ITC initiated anti-dumping investigations, the status of which is described in Item 3 of this Part, Legal Proceedings.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. On March 12, 2001, the U.S. District Court for the Northern District of Iowa issued an order denying the defendants motions to dismiss the case. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

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

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

Goss has an active research and development program and spent approximately $13.8 million, $12.5 million, $2.3 million, and $17.8 million on research and development in fiscal 2000, fiscal 1999, the transition quarter ended December 31, 1998, and fiscal 1998, respectively. Goss views its continuation of significant research and development activities as critical to its long-term competitiveness.

Although patents and trademarks are critical to Goss's competitive role in its industry, no single or related group of patents or trademarks is material to Goss. Goss(R), Newsliner(R), Colorliner(R), Metroliner(R), Universal(R), Community(R), G18(R), G25(R), Magnum(R), SSC Magnum(R), Singlefluid(R), Suburban(R), Colorflow(R), and Urbanite(R) are registered trademarks belonging to Goss. A trademark applications is pending for "Uniliner".

EMPLOYEES

As of December 31, 2000 Goss's employees consisted of:

                                                 TOTAL NUMBER OF EMPLOYEES
                                            ------------------------------------
                                            EXCLUDING                  INCLUDING
                                              CHINA        CHINA(2)      CHINA
                                            ---------      --------    ---------
SALARIED
Executive Management                               7          --           7

Operations                                       249          86         335

Sales, Marketing and Customer Service            405          21         426

Engineering                                      273          61         334

Finance and Information Systems                  129          21         150

Other                                             63          33          96
                                               -----       -----       -----

     TOTAL SALARIED                            1,126         222       1,348

HOURLY(1)                                        772         569       1,341
                                               -----       -----       -----

TOTAL EMPLOYEES                                1,898         791       2,689
                                               =====       =====       =====

Substantially all of Goss's hourly employees are represented by various national, local or trade unions and are covered by collective bargaining agreements.

1 Does not include temporary employees hired from time to time to meet Goss's installation services requirements.

2    Represents employees in Goss's majority-owned China joint venture.

OTHER INFORMATION

Holdings was incorporated in Delaware on November 3, 1999 and merged with GGS Holdings, Inc. on November 19, 1999.

Systems was incorporated in Delaware in 1969 and is the successor to Goss Printing Company, which was formed in 1885, Miehle Printing Press and Manufacturing Company, which was formed in 1890, and the Dexter Company, which was formed in 1880. Goss Printing Company, Miehle and Dexter combined in 1957 and were acquired by Rockwell in 1969.

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


ITEM 2.   PROPERTIES

As of December 31, 2000, Goss's principal properties consisted of:

                                                                                                SQUARE             PERCENT
FACILITY LOCATION               STATUS                       FUNCTION                            FEET             UTILIZED(1)
- -----------------               ------                       --------                           ------           -----------
Cedar Rapids, Iowa              Owned           Machining, assembly, engineering                346,200               70%

Preston, England                Owned           Administration, machining, assembly,            270,000               85%
                                                engineering, warehousing

Westmont, Illinois              Leased          Headquarters, sales, engineering                280,674               50%

Nantes, France                  Owned           Administration, assembly, engineering,          263,300              100%
                                                warehousing

Davenport, Iowa                 Leased          Warehousing                                      72,000                0%(2)

Sayama, Japan                   Owned           Assembly, engineering, warehousing               75,280              100%

Westmont, Illinois              Leased          Parts warehouse                                  33,350              100%

Offenbach, Germany              Leased          Parts warehouse                                   8,000              100%

Tokyo, Japan                    Leased          Administration, sales                            10,000              100%

Shanghai, China                 Owned           Machining, assembly, engineering,               500,000              100%
                                                warehousing

1 Percent utilized as of February 2001 assuming facility is operating one shift only.

2 On February 20, 2001, the Davenport facility in which Goss leases warehouse space was damaged by a fire. Goss leases a small portion of the facility for storage of new press components pending shipment to customers, used equipment under refurbishment, and installation equipment. The extent of the loss is not yet known. However Goss carries insurance for any property damage or business interruption loss that may occur.

The Sayama, Japan facility secures a $17.7 million mortgage held by Industrial Bank of Japan and Sanwa Bank, which mortgage matures in 2007, bears interest at 3.25% per annum and is being amortized over 10 years. On December 29, 2000, title to Goss's Westmont, Illinois headquarters facility was transferred to the mortgagee, LaSalle Bank N.A. ("LaSalle"), pursuant to an agreement executed as part of Goss's 1999 Chapter 11 plan of reorganization and Goss was relieved from liability under its outstanding mortgage loan. Goss is currently leasing the Westmont facility pursuant to the agreement.

Goss believes that its owned and leased facilities are suitable and adequate for its business needs.

For additional information relating to Goss's lease commitments, see note 14 to Goss's financial statements contained in Part II.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, Goss is subject to various claims and lawsuits. Typically, these matters consist of product liability claims brought by the individuals who operate the equipment sold by Goss, disputes with customers over the performance and completion of equipment installation, and workers' compensation claims by Goss's employees.

PRODUCT LIABILITY

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even though the equipment has been operating safely and effectively for many years. Goss maintains insurance with a $250,000 per occurrence self-insured retention for product liability claims made after October 15, 1996. In connection with the Acquisition, Goss assumed product liability claims made prior to October 15, 1996 for which Rockwell had a self-insured retention of $2 million and a $1 million per occurrence deductible.

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

ENVIRONMENTAL CONTINGENCIES

Goss has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act regarding four off-site disposal facilities or so-called "Superfund Sites." Goss's share of the responsibility for these Superfund Sites generally is minor. Although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to Goss.

Goss's former facility in Reading, Pennsylvania has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its predecessor's historical waste disposal practices. In connection with the sale of the Reading, Pennsylvania facility in the quarter ended September 30, 2000, Goss entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PADEP") and the buyer of the Reading facility that obligates Goss to complete investigation of, and to the extent necessary, remediation of historical contamination at the site. Once completed, PADEP will execute a release from liability and covenant not to sue Goss and the buyer of the Reading facility for all contaminants identified in the various investigation and remediation reports. Goss believes the remediation at the site is complete and that final investigation and monitoring will be completed by December 2001.

Rockwell has agreed to indemnify Goss for expenses attendant to environmental matters existing on October 14, 1996 to the extent of one-half of those expenses in excess of $1 million.

GENERAL

Goss maintains reserves for accrued liabilities that are its present estimates of the total costs to resolve the contingencies described above. However, it is impossible to determine the outcome of contingencies of these types in advance, and there can be no assurances that a court will not enter a substantial award against Goss for one or more of the contingencies of these types. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on Goss's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

COMPETITION

On July 23, 1996, the U.S. Commerce Department issued final determinations that imports of certain large newspaper printing presses from Japan and Germany had been sold at less than fair value. In August of 1996, the International Trade Commission ("ITC") also determined that such imports from Japan and Germany caused material injury or the threat of material injury to the U.S. industry. Based on these determinations, the U.S. Customs Service was directed to require cash deposits of anti-dumping duties with respect to such imports at rates that range from 30% to 63% AD VALOREM. On appeal, the anti-dumping orders were upheld by the Court of International Trade ("CIT"). The actual duties assessed could be increased or reduced through annual administrative reviews, which are currently underway for certain producers in Japan and Germany. The extent to which anti-dumping duties will benefit Goss's competitive position in the U.S. market, if at all, cannot be projected with assurance.

In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the CIT that the ITC properly found that the U.S. printing press industry was threatened with injury by unfairly traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier CIT ruling. On May 3, 2000, the German producers of large newspaper printing presses filed an appeal at the U.S. Court of Appeals for the Federal Circuit, challenging the Department of Commerce final determination that established the anti-dumping duties imposed on German imports. On October 12, 2000, the Japanese producer TKS filed a similar appeal regarding the margins imposed on Japanese imports. These margins were earlier upheld by the CIT. A decision on this appeal may occur within the next 12 months.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. On March 12, 2001, the U.S. District Court for the Northern District of Iowa issued an order denying the defendants motions to dismiss the case. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2000, consents were requested from the holders of Holdings' common stock for votes on approval of Holdings' Restated Certificate of Incorporation. The Restated Certificate of Incorporation was restated to comply with the Plan of Reorganization approved by the Bankruptcy Court for the District of Delaware on October 19, 1999 and November 2, 1999 and had previously been approved by the Board of Directors of Holdings. The amendment was approved with, for Class A Common Shares, 6,513,750 votes cast in favor and 350,139 votes abstaining and, for Class B Common Shares, 2,007,908 votes cast in favor and 1,128,203 votes abstaining

                                     PART II

ITEM 5.  MARKET FOR GOSS'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Holdings' common stock is held by the Fund, Rockwell, and the holders of Holdings' 12.25% Senior Subordinated Notes Due 2005 (the "Notes") and is not registered on the securities exchanges. Accordingly, there is no market for Holdings' Class A or Class B common stock.

The indenture under which the Notes were issued contains restrictions on the ability of Holdings to pay dividends. These restrictions are based upon debt and earnings levels and also prohibit the payment of dividends if Holdings is in default under the indenture. Additionally, the Second Amended and Restated Credit Agreement prohibits the transfer of funds from Systems to Holdings for the purposes of paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from Goss's accounting records for fiscal 1997 forward and from the accounting records of Rockwell Graphic Systems, Inc., as owned and managed by Rockwell International Corporation, for the fiscal year ended 1996. As a result of the Acquisition, including the effects of purchase accounting and the Company's new debt and equity structure, the data presented for 1997 forward may not be comparable to data for years prior to the Acquisition. Readers are urged to consider this data in conjunction with the audited financial statements and related footnotes contained in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.

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

                                                                                                           COMBINED      COMBINED
                                                                   CONSOLIDATED                            DATA FOR      DATA FOR
                                              CONSOLIDATED         DATA FOR THE   CONSOLIDATED DATA FOR   THE PERIOD     THE YEAR
                                        DATA FOR THE YEARS ENDED  3 MONTHS ENDED     THE YEARS ENDED         ENDED         ENDED
                                              DECEMBER 31,         DECEMBER 31,       SEPTEMBER 30,       OCTOBER 14,  SEPTEMBER 30,
                                              ------------         -------------      -------------       -----------  ------------

                                              2000       1999          1998          1998        1997         1996         1996
                                              ----       ----          ----          ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA:

Net sales                                  $ 623.4     $ 607.8        $107.2       $  764.1     $ 632.8     $  4.6        $698.2

Operating profit (loss)  (a)                  34.8      (188.3)        (59.1)         (55.5)       (0.2)      (9.6)        (27.0)

Other income (expense), net                   (2.2)       (2.1)         (1.4)          (5.0)        2.9        --           (3.5)
                                           -------     -------        ------       --------     -------     ------        ------

Income (loss) before interest, income
taxes, and extraordinary items                32.6      (190.4)        (60.5)         (60.5)        2.7       (9.6)        (30.5)

Interest expense                             (43.7)      (43.8)        (12.3)         (46.4)      (38.7)      (0.2)         (6.0)

Customer notes interest income, net             --          --            --             --          --        0.7          17.1
                                           -------     -------        ------       --------     -------     ------        ------

Loss before income taxes,
and extraordinary items                      (11.1)     (234.2)        (72.8)        (106.9)      (36.0)      (9.1)        (19.4)

Income tax provision (benefit)                11.8         3.8          (0.4)           7.6         0.5       (3.4)         (3.7)

Extraordinary gain (loss)                       --       107.6            --             --        (5.2)        --            --
                                           -------     -------        ------       --------     -------     ------        ------

Net loss                                   $ (22.9)    $(130.4)       $(72.4)      $ (114.5)    $ (41.7)    $ (5.7)       $(15.7)
                                           =======     =======        ======       ========     =======     ======        ======

Other data:

Backlog (at period end)                    $ 452.7     $ 409.3        $606.3       $  637.1     $ 606.1        n/a        $388.7


Depreciation and amortization                 28.9        31.2           7.2           26.9        78.6        0.8          27.2

Other non cash items                           3.7       (46.4)         (2.5)           2.6         0.3        0.0           0.0

EBITDA (b)                                    65.2       (96.0)        (55.8)         (24.6)       80.3       (5.0)         57.4

Net cash provided by (used for)
operating  activities                        (32.3)      (81.0)         10.4          (60.8)       15.3       17.0          71.5

Net cash provided by (used for)                0.2       (12.4)         (9.6)         (36.7)     (616.4)      (0.6)        (14.7)
investing activities

Net cash provided by (used for)
financing activities                          47.9        66.1          26.2           78.1       650.7      (14.3)        (61.2)

Capital expenditures                           4.9        12.4           9.6           27.0        11.0        n/a           5.9

Balance sheet data (at period end):

Total assets                                 655.9       724.0         997.6        1,016.1       906.8        n/a         816.0

Total debt                                   371.2       330.7         461.0          429.4       351.4        n/a          39.2

Net equity                                  (116.5)      (89.4)        (67.4)          (0.2)      117.3        n/a           n/a

Rockwell's net investment in
Rockwell Graphic Systems                       n/a         n/a           n/a            n/a         n/a        n/a        $457.1

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

         The operating loss for the three months ended December 31, 1998 included a restructuring charge of $7.1 million related to a 5% reduction in workforce and a $29.9 million charge as a result of decisions made to resolve certain customer disputes and to accelerate the disposition of used equipment inventory.

         The operating loss for the year ended December 31, 1999 was negatively affected by $84.1 million of restructuring charges (see Note 5 to the consolidated financial statements) and $63.8 million of charges relating to inventory write-downs, contract performance issues and cost overruns related to delayed shipments as a result of the Company's Chapter 11 reorganization.

(b) EBITDA represents net income plus interest expense, taxes, depreciation and amortization, and other non-cash items. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered as an alternative to operating income as determined in accordance with GAAP, as an indicator of Goss's operating performance or as an alternative to net cash provided by (used for) operating activities as determined in accordance with GAAP. In 1996, EBITDA excludes $48.3 million of charges relating to certain product and performance accruals which the company considers to be of a non-recurring nature, of which $33.4 million relates to changes in estimates for product and contract performance issues for sales recorded, or, in the case of contract performance issues, for orders taken, prior to October 1, 1995. For the year ended December 31, 1999, EBITDA excludes $47.8 million of asset impairment charges and the $107.6 million gain on the forgiveness of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are urged to carefully consider the audited financial statements and related notes contained elsewhere in this report as they read the discussion below.

RESULTS OF OPERATIONS - FISCAL 2000 AND FISCAL 1999

ORDERS

Goss's new orders received in fiscal 2000 were $705.4 million, an increase of $303.4 million over the $402.0 million in new orders received in fiscal 1999. The order increase was attributable to increases in all three geographic sales region segments of the Company and in all product lines other than the commercial line. Goss's backlog of unshipped orders increased to $452.7 million at December 31, 2000 from $409.3 million at December 31, 1999.

NET SALES

Goss's net sales for fiscal 2000 were $623.4 million, an increase of 2.6% or $15.6 million compared to fiscal 1999. Sales in the Americas increased by $12.0 million to $286.5 million as higher orders resulted in increases in shipments to insert customers and in parts and service sales, which more than offset reduced shipments to large newspaper, small newspaper and commercial customers resulting from lower order backlogs in these product lines entering 2000. Sales in the 1999 period for the Americas were also negatively affected by shipment delays resulting from Goss's inability to access sufficient capital resources to purchase materials and services in the period leading up to its Chapter 11 filing, as well as post-filing delays attributable to the time required to negotiate terms with suppliers. Sales in Europe decreased by $36.6 million to $145.4 million due to a lower backlog of large newspaper orders at the beginning of 2000 and the timing of small newspaper shipments. Sales in Asia increased by $40.2 million to $191.5 million due to increased orders to large newspaper customers.

GROSS PROFIT

Gross profit for 2000 increased by $109.8 million to $107.3 million and the gross profit margin increased from (0.4)% to 17.2%. Results for 1999 included significant charges totaling $63.8 million substantially all of which were recorded in the Americas. These significant charges consisted of $23.8 million for inventory write-downs related to reduced order volume and $40.0 million for costs to address certain product and contract performance issues arising from management's ongoing assessment of the Americas business unit and from cost over-runs on contracts as a result of delayed shipments attributable to the 1999 Chapter 11 filing. Excluding these significant charges for 1999, gross profit for 2000 increased by $46.0 million and the gross profit margin increased from 10.1% to 17.2%. The change in gross profit and gross profit margin, excluding the significant charges referred to above, is explained in more detail below.

Gross profit in the Americas increased by $7.7 million to $35.2 million and the gross profit margin increased from 10.0% to 12.3%. Gross profit in Europe increased by $3.5 million to $31.1 million and the gross profit margin increased from 15.2% to 21.4%. Gross profit in Asia increased by $28.5 million to $53.1 million and the gross profit margin increased from 16.3% to 27.7%. The gross loss from global cost centers decreased by $6.3 million to $12.1 million. The increase in gross profit and gross profit margin for 2000 is due to product cost reductions, an increase in the proportion of sales from higher margin parts and service sales, and the elimination of unrecovered fixed costs due to the closure of the Reading, Pennsylvania facility.

OPERATING EXPENSES

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased 13.4% to $85.2 million in fiscal 2000. The 1999 period included provisions for bad debt expense of $4.3 million and a $4.4 million provision for the write-off of trade credits. Excluding these items for 1999, operating expenses in 2000 decreased by 5.0%. This decrease is the result of the 1999 workforce reduction and reduced spending for engineering and administrative expenses.

RESTRUCTURING CHARGES

Restructuring charges of $84.1 million were recorded for fiscal 1999. These charges consisted of $21.6 million of expenses associated with the Chapter 11 filing, $47.8 million in asset impairment charges relating to the Company's Reading, Pennsylvania manufacturing facility, the Westmont, Illinois headquarters facility, and certain additional production equipment, and $14.7 million for employee severance and other benefits attributable to the closure of the Reading facility and a workforce reduction at the Company's Westmont, Illinois and Preston, England facilities.

LEGAL SETTLEMENT

The Company recorded income of $20.0 million in fiscal 2000 and $5.0 million in fiscal 1999 as a result of payments received pursuant to a legal settlement.

INCOME TAXES

The provision for income taxes increased by $8.0 million to $11.8 million in fiscal 2000. The increase in 2000 is due to an increase in the amount of taxable income generated in countries where Goss is in a tax-paying position.

EXTRAORDINARY ITEM

The 1999 results include an extraordinary gain of $107.6 million that was recorded as a result of the forgiveness and restructuring of debt pursuant to Goss's 1999 Chapter 11 plan of reorganization. Due to the significant net operating loss carry forward in the United States, no tax provision was recorded on this extraordinary gain.

RESULTS OF OPERATIONS - CALENDAR 1999 AND CALENDAR 1998

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


                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1999            1998
                                                        ----            ----
           Net sales                                  $ 607.8         $ 765.4
           Cost of sales                                610.3           744.7
                                                      -------         -------
                  Gross profit (loss)                    (2.5)           20.7

           Operating expenses                            93.4           111.6
           Restructuring charge                          84.1             7.1
           Goodwill amortization                          8.3             9.0
                                                      -------         -------
                  Operating loss                       (188.3)         (107.0)

           Other expense                                 (2.1)           (7.7)
           Interest expense                             (43.8)          (47.8)
                                                      -------         -------
                  Loss before income taxes and
                  extraordinary item                   (234.2)         (162.5)

           Provision for income taxes                     3.8            13.9
                                                      -------         -------
                  Loss before extraordinary item       (238.0)         (176.4)

           Extraordinary gain                           107.6             0.0
                                                      -------         -------
           Net loss                                   $(130.4)        $(176.4)
                                                      =======         =======

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                      YEAR ENDED         YEAR ENDED
                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1999               1998
                                                                         ----               ----
        OPERATING ACTIVITIES:
             Net loss                                                $ (130.4)           $ (176.4)
             Depreciation                                                23.2                17.5
             Amortization of goodwill and other assets                    8.0                 9.0
             Extraordinary non-cash gain                               (107.6)                0.0
             Loss on investment in affiliate                              0.0                 6.8
             Asset impairment charges                                    47.8                 0.0
             Changes in assets and liabilities:
                 Accounts receivable                                      7.7                30.0
                 Inventory                                              111.3               (67.9)
                 Accounts payable                                        (9.7)               77.5
                 Customer advances                                      (32.1)               57.8
                 Other current liabilities                               14.1                45.2
                 Other assets                                             3.8                (3.0)
                 Other liabilities                                      (17.1)                2.2
                                                                     --------            --------
                      NET CASH USED IN OPERATING ACTIVITIES             (81.0)               (1.3)

        INVESTING ACTIVITIES:
             Capital expenditures                                       (12.4)              (32.4)
             Other                                                        0.0                (2.2)
             Investment in affiliate                                      0.0                (2.4)
                                                                     --------            --------
                      NET CASH USED IN INVESTING ACTIVITIES             (12.4)              (37.0)

        FINANCING ACTIVITIES:
             Capital contributions                                       76.4                 0.0
             Net borrowings/(repayments) under revolving               (155.5)               83.1
                          credit facilities
             Term loan, original amount borrowed                        150.0                 0.0
             Repayment of term loan                                       0.0               (12.8)
             Repayment of  mortgages/other, net                          (4.8)               (0.8)
                                                                     --------            --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES          66.1                69.5

        Net (decrease)/increase in cash                                 (27.3)               31.2
        Cash at the beginning of the period                              57.2                26.0
                                                                     --------            --------
        Cash at the end of the period                                $   29.9            $   57.2
                                                                     ========            ========

NET SALES

Goss's net sales for the year ended December 31, 1999 decreased by 20.6% or $157.6 million to $607.8 million compared to the year ended December 31, 1998. Sales decreases in the Americas and Europe of $136.3 and $72.7 million to $274.5 and 182.0 million, respectively, were partially offset by a sales increase in Asia of $51.4 million to $151.3 million. In the Americas, decreased sales to large newspaper, small newspaper, insert, and commercial customers were the result of a lower order backlog as of December 31, 1998 in addition to lower current year orders. The sales decrease in Europe is also attributable to a lower order backlog at December 31, 1998 in addition to lower current year orders from both large and small newspaper customers. In addition, the 1998 period included a large newspaper equipment sale of $35.1 million to one European customer. The sales increase in Asia is attributable to a higher order backlog at December 31, 1998 and higher current year orders resulting in increased sales to both large and small newspaper customers.

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


GROSS PROFIT

Gross profit for the year ended December 31, 1999 decreased $23.2 million to a loss of $2.5 million compared to the year ended December 31, 1998. Results for the year ended December 31, 1999 included significant charges totaling $63.8 million substantially all of which were recorded in the Americas. These significant charges consist of $23.8 million for inventory write-downs related to reduced order volume and $40.0 million for costs to address certain product and contract performance issues arising from management's ongoing assessment of the Americas business unit and from cost over-runs on contracts as a result of delayed shipments attributable to the Chapter 11 filing. Results for the year ended December 31, 1998 included significant charges of $86.3 million, consisting of $9.3 million for manufacturing restructuring, $26.8 million for inventory re-valuations and $50.2 million for loss contract provisions and post-shipment charges on newspaper contracts, substantially all of which were recorded in the Americas. Excluding these significant charges, gross profit in 1999 decreased by $45.7 million and the gross profit margin decreased from 14.0% to 10.1%.


The change in gross profit and gross profit margin, excluding the significant charges described above, is explained below.

     o In the Americas, gross profit decreased by $14.9 million to $27.5 million and the gross profit margin decreased from 10.3% to 10.0%. The decrease in gross profit and gross profit margin is due to the reduced sales volume.

     o In Europe, gross profit decreased by $12.9 million to $27.6 million and the gross profit margin decreased from 15.9% to 15.2%. These decreases in gross profit and gross profit margin were due to lower sales volume and lower margins on sales to large and small newspaper customers.

     o In Asia, gross profit increased by $3.8 million to $24.6 million and the gross profit margin decreased from 20.8% to 16.3%. The increase in gross profit is due to increased sales volumes to large and small newspaper customers and the decrease in gross profit margin is due to reduced margins on sales to small newspaper customers.

     o The gross loss from global cost centers increased by $21.7 million to $18.4 million due to unrecovered fixed costs resulting from unused capacity and lower depreciation expense in 1998.

OPERATING EXPENSES

Operating expenses, which consist primarily of engineering, selling, general and administrative expenses, decreased by $18.2 million to $93.4 million in 1999 compared to 1998. The 1998 period included provisions for bad debt expense of $9.1 million and $4.3 million of engineering costs associated with the development of a new insert press. The 1999 period included provisions for bad debt expense of $4.3 million, a $4.4 million provision for the write-off of trade credits, and a credit of $5.0 million relating to a legal settlement. Excluding these items, operating expenses decreased by $8.6 million, or 8.8% from the 1998 period. The decrease is attributable to lower spending on development engineering, agent commissions, selling expenses and administrative expenses as a result of lower sales volumes and the 1998 workforce reduction, partly offset by increased depreciation expense attributable to new information systems.

RESTRUCTURING CHARGES

Restructuring charges of $84.1 million and $7.1 million were recorded for the years ended December 31, 1999 and 1998, respectively. The 1999 charges consisted of $21.6 million of expenses associated with the Chapter 11 filing, $47.8 million in asset impairment charges relating to the Company's Reading, Pennsylvania manufacturing facility, the Westmont, Illinois headquarters facility, and certain additional production equipment, and $14.7 million for employee severance and other benefits attributable to the closure of the Reading facility and a workforce reduction at the Company's Westmont, Illinois and Preston, England facilities. The 1998 charge was related to the five percent reduction in the Company's workforce which was initiated in the quarter ended December 31, 1998.

On November 19, 1999, Goss announced that it would transfer the assembly operations of its U.S.-based single width press lines from its Reading, Pennsylvania facility to its Cedar Rapids, Iowa facility, beginning in January 2000. The transfer resulted in the closure of the Reading facility in 2000. As a result of this decision, approximately 160 employees were terminated from employment. Charges of $40.4 million for asset impairment, including $35.3 million of goodwill, and $2.0 million for other costs (primarily severance costs) were recorded in 1999 for this action. All of the severance costs were paid in 2000.

On December 21, 1999, Goss announced a workforce reduction at its Preston, England facility. Approximately 180 employees were terminated from employment at this facility. A charge of $12.6 million was recorded in 1999 for severance and pension benefits related to this action. Approximately 80 percent of these costs were paid in 2000 and the balance will be paid in 2001 and 2002.

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

 INCOME TAXES

For the year ended December 31, 1999 the provision for income taxes decreased to $3.8 million from $13.9 million in 1998. The 1998 expense arose from the re-evaluation of the effective income tax rate to be used for the year due to a change in the geographic mix of income.

EXTRAORDINARY ITEM

As part of the Chapter 11 plan of reorganization, the Noteholders exchanged the Old Notes for the New Notes of Holdings and common stock in Holdings representing an ownership interest of approximately 31 percent. As a result of this transaction an extraordinary gain of $107.6 million was recorded in 1999 for forgiveness and restructuring of debt. Due to the significant net operating loss carry forward in the United States, no tax provision was recorded on this extraordinary gain.

FINANCIAL CONDITION

CASH FLOW

Operating activities for the fiscal year 2000 used $32.3 million of cash compared to the fiscal year 1999 when operating activities used $81.0 million of cash. The decrease in cash used from operations in 2000 is due to the increase in net income for the period, partly offset by higher payments to trade creditors, including the $60.1 million in payments made to pre-petition trade creditors. Commencing on January 26, 2000, May 5, 2000, and August 16, 2000, Goss made payments of approximately $19.8 million, $20.1 million, and $20.2 million, respectively, to its pre-petition trade creditors, representing the three payments required by the Plan of Reorganization as approved by the Bankruptcy Court for the District of Delaware. Cash from investing activities increased to $0.2 million of cash provided in 2000 from $12.4 million of cash used in 1999 due to lower spending on capital projects and proceeds from asset sales. The Company sold its Reading, Pennsylvania facility during the quarter ended September 30, 2000 and received sales proceeds of $4.2 million.

Financing activities provided a net $47.9 million in cash in 2000 compared to a net $66.1 million in cash provided in the 1999 period. The 1999 period included collections of $26.4 million of the $35.6 million in accounts receivable that were contributed to Goss's capital by the Fund in January 1999 and a $50.0 million capital contribution made by the Fund pursuant to the Plan of Reorganization.

SOURCES OF LIQUIDITY

Other than cash flow from operations, Goss's primary source of liquidity is the Goss Graphic Systems, Inc. Second Amended and Restated Credit Agreement, which was originally entered into on November 19, 1999 and was subsequently amended by amendments dated December 3, 1999 (the "First Amendment"), August 30, 2000 (the "Second Amendment"), and March 6, 2001 (the "Third Amendment"). The Credit Agreement as so amended (hereinafter the "Bank Facility") permits borrowings of up to $265 million, consisting of a term loan in the amount of $150 million and a $115 million revolving credit facility. The revolving credit facility permits the making of revolving loans and the issuance of letters of credit in the aggregate amount of $115 million, with the issuance of letters of credit limited to a total of $75 million. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan starting in December of 2002, scheduled reductions in the revolving credit commitments starting in September of 2001, and the repayment of the $4.2 million in sale proceeds from the Reading facility by September 30, 2001. For borrowings other than those under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment, the Bank Facility bears interest at the Company's option, at Banker's Trust base rate plus 2.75% through March 31, 2002, 3.00% through September 30, 2002, and 3.75% through September 30, 2003, or the applicable offshore rate (the mean of quotations for applicable currency loans, or reserve-adjusted LIBOR) plus 3.75% through March 31, 2002, 4.00% through September 30, 2002, and 4.75% through September 30, 2003. Borrowings under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment will bear interest at a rate equal to, at the Company's option, the Banker's Trust base rate plus 4.00% or the applicable offshore rate plus 5.00%. As of December 31, 2000, the term loan was fully utilized and borrowings and letters of credit under the Bank Facility, excluding $1.7 million of revolving credit relating to Goss's joint venture in China, totaled $110.1 million.

Substantially all of the Company's assets have been pledged as collateral under the Bank Facility, with the exception of the Sayama, Japan facility, which is subject to a mortgage lien. Obligations under the Bank Facility are guaranteed by Holdings and by Systems' domestic subsidiaries. In addition, Systems guarantees all obligations of Goss U.K., Goss France, and Goss Japan under the Bank Facility.

Among other restrictions, the Bank Facility contains certain financial covenants, including, but not limited to, a minimum fixed charge coverage test and a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) test. Borrowings under the revolving credit portion are also limited by a borrowing base test, which limits the amount of borrowings to a certain percentage of the Company's U.S.-based accounts receivable, inventories, equipment and real property. In addition, the Bank Facility contains other customary affirmative and negative covenants relating to (among other things) limitations of dividends, other indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, capital expenditures, leases, transactions with affiliates, and conduct of business, with customary exceptions and baskets. The Bank Facility contains customary events of default, including failure to make payments when due, defaults under other agreements or instruments of indebtedness, noncompliance with covenants, breaches of representations and warranties, bankruptcy, judgments in excess of specified amounts, invalidity of guarantees, impairment of security interests in collateral, and certain changes of control. These covenants are described more fully in Section 7.6 of the Bank Facility, a copy of which was filed with the Securities and Exchange Commission as Exhibit 4.2 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference, in the Second Amendment, which was filed as Exhibit 4.2 to Goss's Form 10-Q for the quarter ended September 30, 2000, and in the Third Amendment, which is filed herewith.

The financial covenants contained in the Bank Facility must be satisfied at the end of each quarter and are cumulative from the period starting on January 1, 2000 and at December 31, 2000 become rolling twelve month covenants. The financial covenants become more stringent over time. Covenant noncompliance entitles the Lenders to declare a default under the Bank Facility and accelerate payment of outstanding amounts. Goss was in compliance with all financial covenants throughout 2000 and at December 31, 2000.

In addition to the Bank Facility, Goss is also party to an indenture dated November 19, 1999 (the "Indenture") between Goss and HSBC Bank USA, as Trustee, under which it issued $112.5 million in subordinated notes (the "Notes"). A copy of the Indenture is included as Exhibit 4.1 to Goss's Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference. The Notes mature in 2005 and have an interest rate of 12.25% per annum. Interest on the Notes for the two-year period ending November 19, 2001 is being paid by issuing additional Notes and interest thereafter will be paid semiannually on May 19th and November 19th in cash. The Notes had an original principal amount of $112.5 million which has increased to $126.7 million at December 31, 2000 due to interest payments made in kind. The Bank Facility prohibits the transfer of funds from Systems to Holdings for the payment of interest on the Notes if Systems is in default under the Bank Facility. Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of Holdings. The payment of principal and interest on the Notes is subordinated to the Senior Debt under the Bank Facility (as defined in the Indenture). The Indenture contains covenants which restrict, among other things, the Company's ability to incur additional debt and pay dividends, and includes cross-default provisions under which an event of default under the Bank Facility would also be considered an event of default under the Indenture. Goss was in compliance with the covenants contained in the Indenture throughout 2000 and at December 31, 2000.

On July 25, 2000, the U.S. Bankruptcy Court for the District of Delaware issued a final decree closing the Chapter 11 cases of GGS Holdings, Inc., Systems, and Goss Realty L.L.C.

OUTLOOK

Goss believes that it has made significant progress in implementing its operational and financial restructuring, resulting in reduced production costs and reduced working capital requirements. Additionally, orders received from customers increased substantially in fiscal 2000 and Goss sees no change in the newspaper industry factors which have been driving investment in color upgrade expansions. However, newsprint prices have recently been increasing and newspaper advertising revenues have also begun growing at slower rates or contracting in North America, both factors which could potentially affect short-term demand for press equipment. Additionally, payment of the $60.1 million in pre-petition trade payables pursuant to the Chapter 11 plan and increased letter of credit utilization have caused Goss to access a substantial portion of its available liquidity. Goss's ability to operate within its available liquidity is heavily dependent upon the level of future orders. While order prospects are strong, there can be no assurance that they will occur at the level necessary to allow Goss to operate within its available liquidity and comply with applicable loan covenants.

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

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Report, including those under "Outlook," and "Financial Condition," are or may be deemed to be forward-looking. While Goss believes that these statements are accurate, Goss's business is dependent upon general economic conditions, various conditions specific to its industry, and future trends and these factors could cause actual results to differ materially from the forward-looking statements that have been made. In particular:

                  o Newspaper press sales historically have been negatively influenced by increases in the cost of newsprint.

                  o Purchases of printing equipment historically have been dependent upon general economic conditions and, in particular in connection with sales to newspapers, advertising expenditures and page count. As discussed under Item 1 above, press purchases frequently can be deferred, and declines in general economic conditions can negatively impact Goss's sales.

                  o Goss's primary competitors are located in Germany and Japan. Currency markets and long-term interest rates recently have provided its competitors with pricing advantages. To the extent currency rates fluctuate in the future, these pricing advantages may increase, and Goss's sales would decrease.

                  o Selection of equipment frequently is dependent upon the technological features. To the extent that Goss's competition develops new technology that is attractive to purchasers and Goss does not promptly develop comparable technology, Goss will be at a disadvantage and sales are likely to decline.

                  o Frequently industry capacity exceeds market demand resulting in severe price competition. This price competition can hurt both sales and gross profit margins.

                  o Goss is a leveraged business. As a consequence, its profitability is sensitive to increases in interest rates, and the negative impact of any decrease in operating results is likely to be more significant than it would be if Goss was less leveraged. In addition, since Goss is dependent on its bank credit facility for liquidity, any inability to fulfill its commitments under the facility or a replacement facility -- whether as a result of the failure to satisfy financial covenants or otherwise -- would have a significant negative impact to Goss.

                  o The Company's ability to continue operating as a going concern is largely dependent upon the inflow of new orders for equipment and the Company's ability to implement operational restructuring elements and improve efficiencies.


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

Goss periodically uses foreign currency forward contracts to hedge the exposure to adverse changes in foreign currency exchange rates. Goss's principal currency exposures relate to the British pound, the French franc and the Japanese yen against the U.S. dollar. Goss's exposure to changes in foreign currency exchange rates arise from intercompany loans between subsidiaries, receivables, payables and firm commitments arising from international transactions. Goss attempts to hedge significant exposures with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through derivative financial instruments with third parties using forward contracts. Gains and losses on these transactions are offset by the gain or loss on the underlying transaction. The gains and loses on such contracts in 2000 are not material. At December 31, 2000 Goss had no open forward contracts.

Goss periodically uses derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates for the translated U.S. dollar value of net income of certain foreign subsidiaries. Forward contracts used to hedge net income are marked to market and any resulting gains or losses are recognized immediately in net income. No such instruments are outstanding as of December 31, 2000.

The effect of a 1% change in the interest rates on Goss's interest rate sensitive financial instruments is approximately $2.3 million per annum.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, preceded the start of the new calendar cycle.

                          INDEPENDENT AUDITORS' REPORT



To Goss Holdings, Inc:

We have audited the accompanying consolidated balance sheets of Goss Holdings, Inc. (a Delaware Corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 2000, December 31, 1999, and September 30, 1998, and the three month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goss Holdings, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years ended December 31, 2000, December 31, 1999, and September 30, 1998, and the three month period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.




ARTHUR ANDERSEN LLP



Chicago, Illinois
March 6, 2001

                               GOSS HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                      AT DECEMBER 31,
                                                                -------------------------
                                                                   2000            1999
                                                                   ----            ----
ASSETS
Current assets:
       Cash and cash equivalents                                $   45.7         $   29.9
       Accounts receivable, net                                     74.5             79.6
       Inventories, net                                             65.5             70.4
       Contract costs, net                                          69.7             80.1
       Other current assets                                          8.9              3.6
                                                                --------         --------
       Total current assets                                        264.3            263.6
Property and equipment, net                                        117.6            140.7
Goodwill, net                                                      247.8            261.7
Assets held for sale                                                 0.0             24.6
Other non-current assets                                            26.2             33.4
                                                                --------         --------
Total assets                                                    $  655.9         $  724.0
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
       Accounts payable                                         $  115.2         $  164.2
       Short-term debt                                              78.7             23.4
       Current portion of long-term debt                             5.8              5.3
       Advance payments from customers, net                         69.2             74.0
       Other current liabilities                                   161.6            199.8
                                                                --------         --------
       Total current liabilities                                   430.5            466.7
Long-term debt, less current portion                               286.7            302.0
Other non-current liabilities                                       46.5             36.2
                                                                --------         --------
       Total liabilities                                           763.7            804.9
Minority interest                                                    8.7              8.5

Common stock - $.01 par value, 15,000,000 shares authorized;         0.1              0.1
10,000,000 shares outstanding

Additional paid-in capital                                          77.5             76.8
Retained deficit                                                  (187.1)          (164.2)
Cumulative translation adjustment and other                         (7.0)            (2.1)
                                                                --------         --------
Total shareholders' equity                                        (116.5)           (89.4)
                                                                --------         --------
Total liabilities and shareholders' equity                      $  655.9         $  724.0
                                                                ========         ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                          THREE MONTHS
                                                                              ENDED       YEAR ENDED
                                              YEAR ENDED DECEMBER 31,      DECEMBER 31,  SEPTEMBER 30,
                                               2000            1999           1998           1998
                                               ----            ----           ----           ----
Net sales                                    $  623.4       $  607.8       $  107.2       $  764.1
Cost of sales                                   516.1          610.3          130.1          703.4
                                             --------       --------       --------       --------
       Gross profit (loss)                      107.3           (2.5)         (22.9)          60.7

Operating expenses                               85.2           98.4           27.0          107.0
Restructuring charge                              0.0           84.1            7.1            0.0
Legal Settlement                                (20.0)          (5.0)           0.0            0.0

Goodwill amortization                             7.3            8.3            2.1            9.2
                                             --------       --------       --------       --------
       Operating income (loss)                   34.8         (188.3)         (59.1)         (55.5)


Other (expense) income                           (2.2)          (2.1)          (1.4)           1.8
Write-off of investment in affiliate              0.0            0.0            0.0           (6.8)
Interest expense                                (43.7)         (43.8)         (12.3)         (46.4)
                                             --------       --------       --------       --------
       Loss before income taxes and
          extraordinary item                    (11.1)        (234.2)         (72.8)        (106.9)

Provision (benefit) for income taxes             11.8            3.8           (0.4)           7.6
                                             --------       --------       --------       --------
       Loss before extraordinary item           (22.9)        (238.0)         (72.4)        (114.5)

Extraordinary gain                                0.0          107.6            0.0            0.0
                                             --------       --------       --------       --------
Net loss                                     $  (22.9)      $ (130.4)      $  (72.4)      $ (114.5)
                                             ========       ========       ========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              GOSS HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                       THREE MONTHS      YEAR
                                                                                                          ENDED          ENDED
                                                                         YEAR ENDED DECEMBER 31,       DECEMBER 31,   SEPTEMBER 30,
                                                                           2000            1999            1998            1998
                                                                           ----            ----            ----            ----
OPERATING ACTIVITIES:
    Net loss                                                              $(22.9)        $(130.4)         $(72.4)        $(114.5)
    Depreciation                                                            20.9            23.2             5.1            17.5
    Loss on sale of fixed assets                                             3.0             0.0             0.0             0.0
    Non-cash interest on subordinated notes                                 16.3             1.7             0.0             0.0
    Amortization of goodwill and other assets                                8.0             8.0             2.1             9.4
    Extraordinary items - non-cash                                           0.0          (107.6)            0.0             0.0
    Loss on investment in affiliate                                          0.0             0.0             0.0             6.8
    Asset impairment charges                                                 0.0            47.8             0.0             0.0
    Changes in assets and liabilities:
      Accounts receivable                                                    5.1             7.7            86.7           (37.4)
      Inventories and contract costs                                        15.3           111.3           (42.4)          (70.9)
      Accounts payable                                                     (49.0)           (9.7)          (14.2)           73.4
      Customer advances, net                                                (4.8)          (32.1)           51.7            42.0
      Other current liabilities                                            (38.2)           12.4           (11.4)           34.6
      Other assets                                                           3.7             3.8             1.6           (20.3)
      Other liabilities                                                     10.3           (17.1)            3.6            (1.4)
                                                                          ------         -------          ------         -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (32.3)          (81.0)           10.4           (60.8)

INVESTING ACTIVITIES:
    Capital expenditures                                                    (4.9)          (12.4)           (9.6)          (27.0)
    Proceeds from fixed asset sales                                          5.1             0.0             0.0             0.0
    Other                                                                    0.0             0.0             0.0            (2.2)
    Investment in affiliate                                                  0.0             0.0             0.0            (7.5)
                                                                          ------         -------          ------         -------
        NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES                 0.2           (12.4)           (9.6)          (36.7)

FINANCING ACTIVITIES:
    Capital contributions                                                    0.0            76.4             0.0             0.0
    Net borrowings/(repayments) under revolving credit facilities           55.3          (155.5)           27.9           101.4
    Net borrowings/(repayments) of term loans                                0.0           150.0             0.0           (21.9)
    Net repayment of mortgages and other, net                               (7.4)           (4.8)           (1.7)           (1.4)
                                                                          ------         -------          ------         -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                           47.9            66.1            26.2            78.1

Net (decrease)/increase in cash                                             15.8           (27.3)           27.0           (19.4)
Cash at the beginning of the period                                         29.9            57.2            30.2            49.6
                                                                          ------         -------          ------         -------
Cash at the end of the period                                             $ 45.7         $  29.9          $ 57.2         $  30.2
                                                                          ======         =======          ======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                          OTHER
                                             COMMON      PAID-IN        RETAINED        COMPREHENSIVE
                                             STOCK       CAPITAL        EARNINGS        INCOME (LOSS)      TOTAL
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPT. 30, 1997                       $0.0        $165.3       $ (42.4)             $(3.1)         $ 119.8
- -----------------------------------------------------------------------------------------------------------------------
Net loss                                                                (114.5)                             (114.5)
Pension liability adjustment                                                                 (5.3)            (5.3)
Currency translation adj.                                                                     2.5              2.5
                                                                                                           -------
Comprehensive loss                                                                                          (117.3)
                                                                                                           -------
Stock issued/cancelled, net                                 (0.1)                                             (0.1)
Preferred stock dividend                                     3.1          (3.1)                                0.0
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPT. 30, 1998                        0.0         168.3        (160.0)              (5.9)             2.4
- -----------------------------------------------------------------------------------------------------------------------
Net loss                                                                 (72.4)                              (72.4)
Pension liability adjustment                                                                  5.3              5.3
Currency translation adj.                                                                     1.1              1.1
                                                                                                           -------
Comprehensive loss                                                                                           (66.0)
                                                                                                           -------
Stock cancelled                                             (0.5)                                             (0.5)
Preferred stock dividend                                                  (3.3)                               (3.3)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, DEC. 31, 1998                         0.0         167.8        (235.7)               0.5            (67.4)
- -----------------------------------------------------------------------------------------------------------------------
Net loss                                                                (130.4)                             (130.4)
Currency translation adj.                                                                    (2.6)            (2.6)
                                                                                                           -------
Comprehensive loss                                                                                          (133.0)
                                                                                                           -------
Preferred stock dividend                                     3.3                                               3.3
Issuance of new stock                          0.1         112.2                                             112.3
Cancellation of old stock                                 (206.5)        201.9                                (4.6)
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, DEC. 31, 1999                         0.1          76.8        (164.2)              (2.1)           (89.4)
- -----------------------------------------------------------------------------------------------------------------------
Net loss                                                                 (22.9)                              (22.9)
Pension liability adjustment                                                                 (0.2)            (0.2)
Currency translation adj.                                                                    (4.7)            (4.7)
                                                                                                           -------
Comprehensive loss                                                                                           (27.8)
                                                                                                           -------
Restricted stock amortization                                 0.7                                              0.7
- -----------------------------------------------------------------------------------------------------------------------
BALANCE, DEC. 31, 2000                        $0.1          $77.5      $(187.1)             $(7.0)         $(116.5)
- -----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GOSS HOLDINGS, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999,
                THE TRANSITION PERIOD ENDED DECEMBER 31, 1998 AND
                       THE YEAR ENDED SEPTEMBER 30, 1998

1.   BASIS OF PRESENTATION

Goss Holdings, Inc. ("Holdings") is a Delaware corporation incorporated November 3, 1999. The principal asset of Holdings is an investment in 100 percent of the common stock of Goss Graphic Systems, Inc. ("Systems"). Systems is a Delaware corporation incorporated April 9, 1996, by Stonington Partners, Inc. ("Stonington") on behalf of Stonington Capital Appreciation 1994 Fund L.P. (the "Fund") to acquire (the "Acquisition") the operations of the Graphic Systems business unit ("Rockwell Graphic Systems") of Rockwell International Corporation ("Rockwell"). Systems is a manufacturer and supplier of web offset printing press systems for newspaper, commercial, and insert printing. Hereinafter, the name "Goss" or "The Company" refers to the collective operations of Holdings and its consolidated subsidiaries, including their predecessor companies.

The Company's world headquarters is located in Westmont, Illinois, and the Company has U.S. manufacturing operations in Cedar Rapids, Iowa, and international operations in the United Kingdom, France, Germany, and Japan. The Company also has a controlling interest in a joint venture in Shanghai, China.

2.   CHAPTER 11 FILING AND LIQUIDITY

On July 30, 1999, Systems, GGS Holdings, Inc., and Goss Realty LLC, a wholly-owned subsidiary of Systems (collectively, the "Petitioners") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court for the District of Delaware. The European and Asian subsidiaries of the Petitioners were not included in the Chapter 11 filing.

The Petitioners, certain of its lenders under the pre-petition bank credit facility (the "Lenders") and holders (the "Noteholders") of at least two-thirds of Systems' $225 million 12% Senior Subordinated Notes Due 2006 (the "Old Notes") entered into a Forbearance, Lock-up and Voting Agreement dated as of July 28, 1999. Pursuant to that agreement, the Lenders and the Noteholders who were party to the agreement agreed to forbear from exercising their rights and remedies under the credit facility and the indenture relating to the Old Notes until the filing of the Chapter 11 case, and agreed to vote their claims in favor of a plan of reorganization.

At hearings held on October 19, 1999 and November 2, 1999, the Petitioners received formal court confirmation of the plan of reorganization, as amended, (the "Plan"). According to the Plan, the Petitioners were required to pay all claims owed to unsecured trade creditors in three

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


equal installments of approximately $20.0 million each at dates that are three, six, and nine months after November 19, 1999, the effective date of the Plan (the "Effective Date"). All of the required payments to unsecured trade creditors were made in 2000.

Pursuant to the Plan, on the Effective Date, the Noteholders exchanged the Old Notes for a new issue of $112.5 million 12.25% Senior Subordinated Notes Due 2005 (the "New Notes") of Holdings (the new holding company into which GGS Holdings, Inc. was merged on the Effective Date) and shares of Class B common stock in Holdings representing an ownership interest of approximately 31 percent. Interest on the New Notes for the two-year period ending November 19, 2001 is being paid by issuing additional New Notes and interest thereafter will be paid in cash with the first cash interest payment due May 19, 2002.

Also pursuant to the Plan, on the Effective Date, the Fund made a $50 million cash investment in Holdings and received shares of Class A common shares representing an ownership interest of approximately 65 percent in exchange therefor, and Rockwell received a distribution of Class A common stock shares representing an ownership interest of 3.5 percent in satisfaction of its preferred stock equity claim against GGS Holdings, Inc. All common and preferred equity interests, including all options to acquire such interests, in GGS Holdings, Inc. at the date of the Chapter 11 filing were cancelled pursuant to the Plan.

Additionally, on the Effective Date, and also pursuant to the Plan, Systems and the Lenders entered into the Second Amended and Restated Credit Agreement. The new credit agreement, which amends and restates the $200 million pre-petition revolving credit facility, permits borrowings of up to $250 million, including a term loan in the amount of $150 million, revolving borrowings of up to $100 million, and up to $75 million in letters of credit. The new credit agreement also contains certain financial and non-financial covenants and limitations on the operations and borrowings of Systems and its subsidiaries and provides for scheduled repayments beginning in December of 2002.

On July 25, 2000, the U.S. Bankruptcy Court for the District of Delaware issued a final decree closing the Chapter 11 cases of GGS Holdings, Inc. Systems and Goss Realty L.L.C.

Management has taken additional actions in the fiscal years 2000 and 1999 to increase profitability, including additional workforce reductions, the closure and sale of the Reading, Pennsylvania manufacturing facility, and the disposal of its Westmont, Illinois headquarters facility. Additional profitability and cash flow improvement initiatives were instituted at the beginning of 2000, including changes in the manufacturing and product development processes. While the Company's management believes that these actions, in conjunction with the additional sources of liquidity arising from the Plan, will result in increased profitability and the ability to operate within the available sources of liquidity, there can be no assurances that they will be successful.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of its domestic and foreign subsidiaries and its majority-owned joint venture. All inter-company transactions are eliminated.

REVENUE RECOGNITION

The Company recognizes revenue on press system contracts under the percentage of completion method of accounting using the units of delivery method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1 ("SOP 81-1"). Under this method, press units are considered delivered when title passes to the customer in accordance with the contract terms, which may precede actual delivery to the customer. The sales value of presses awaiting delivery amounted to $29.5 million at December 31, 2000, $28.3 million at December 31, 1999, $89.0 at December 31, 1998, and $113.4 million at September 30, 1998. When a current contract estimate indicates a loss, provision is made for the total estimated loss. Revenues on installation contracts are recognized using the completed-contract method except for certain installation contracts, generally in amounts over $1.0 million, for which the percentage-of-completion, cost-to-cost method is utilized. Revenues on aftermarket parts sales are recognized upon shipment.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash and short-term investments having maturities of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventory cost is determined on a first-in, first-out (FIFO) method and includes material, labor, and manufacturing overhead.

Reserves are provided for excess and obsolete inventory on a location-by-location basis based on an analysis of historical usage and management's estimate of future inventory requirements. Such reserves are based on the carrying cost of the related inventory.

Inventories are classified as a current asset and include certain amounts not expected to be realized within one year.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset (generally three

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. For the twelve month periods ended December 31, 2000 and 1999, respectively, these costs totaled $13.8 million and $12.5 million. For the three month period ended December 31, 1998 and the twelve month period ended September 30, 1998, these costs totaled $2.3 million and $17.8 million, respectively.

GOODWILL

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at October 14, 1996. Goodwill is being amortized over 40 years using the straight-line method. Accumulated amortization of goodwill totaled $30.5 million and $23.9 million at December 31, 2000 and 1999, respectively.

LONG-LIVED ASSETS

The Company continuously evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful lives of its intangibles and other long-lived assets may

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether or not the asset is recoverable.


COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustments, and currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS No. 130 had no effect on total shareholders' equity.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, whereby deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for the European and Asian subsidiaries is the applicable local currency. The translation from the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate prevailing during the period. The gains and losses resulting from such translations are included in stockholders' equity.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FISCAL YEAR CHANGE

In June 1998, the Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31, effective for the calendar year beginning January 1, 1999. A three-month fiscal transition period from October 1, 1998, to December 31, 1998, preceded the start of the 1999 calendar cycle.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 30, 2000. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Goss has adopted SFAS No. 133 on January 1, 2001 and believes that its adoption will not have a significant effect on its results of operations or its financial position.

In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs." This rule became effective in the fourth quarter of 2000 and requires all shipping and handling revenues to be included in net sales and all related costs to be included in cost of sales. Goss adopted EITF 00-10 in 2000. The adoption of EITF 00-10 did not have a significant effect on the Company's results of operations.

RECLASSIFICATIONS

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

FOREIGN EXCHANGE CONTRACTS

Goss periodically enters into forward exchange contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate fluctuations. These include product cost, revenues and expenses, associated receivables and payables, inter-company obligations and receivables, and other related cash flows.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

At December 31, 2000, Goss did not have any contractual obligations under foreign exchange contracts.

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


FAIR VALUE

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statements.

Cash and short-term investments: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Revolving credit facility: The carrying amount reported in the balance sheet for the revolving credit facility approximates its fair value.

Senior subordinated notes: The fair value at December 31, 2000 is based on the trading prices of notes of companies with similar credit ratings to that of the Company. The estimated fair value at December 31, 1999 is the carrying amount at that date as these notes were valued at their fair value as of the Effective Date of the Plan of Reorganization pursuant to which they were issued.

Term loan: The estimated fair value of the term loan at December 31, 2000, which was based on LIBOR, is equal to its carrying value.

Mortgage loans: The estimated fair value of the mortgage loan on the Sayama, Japan property is based on prevailing interest rates and credit spreads.

Foreign currency contracts: The Company enters into foreign currency forward exchange contracts to protect against adverse currency rate fluctuations. There were no foreign currency contracts outstanding at December 31, 2000 or December 31, 1999.

Letters of credit: The fair value of letters of credit is estimated to approximate their contractual amounts.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The carrying value and estimated fair value of the Company's financial instruments are as follows (in millions):

                               At December 31, 2000     At December 31, 1999
                              ----------------------  -------------------------
                              Carrying         Fair   Carrying            Fair
                               Amount          Value   Amount             Value
                              --------         -----  --------            -----
Cash and cash equivalents       $45.7          $45.7    $29.9             $29.9
Revolving credit facility        78.7           78.7     23.4              23.4
Senior subordinated notes       119.3          113.9    103.0             103.0
Term loan                       148.6          148.6    150.0             150.0
Mortgage - Westmont, IL           0.0            0.0     28.4              28.2
Mortgage - Sayama, Japan         17.7           18.0     22.8              23.0
Other debt obligations            6.9            6.9      3.1               3.1
Off balance sheet financial
Instruments:
   Letters of credit             33.4           33.4     15.4              15.4


5.  RESTRUCTURING CHARGES

Restructuring charges are comprised of items of income, expense and loss that were realized or incurred by the Company in fiscal 1999 as a result of its 1999 reorganization under Chapter 11 of the Bankruptcy Code, as well as plant restructuring and workforce reduction costs. Such items consisted of the following (in millions):

              Workforce reduction costs                          $14.7
              Asset impairment charges                            47.8
              Chapter 11 costs                                    21.6
                                                                 -----
                    Total restructuring charges                  $84.1
                                                                 =====

In the fiscal quarter ended December 31, 1999, the Company recorded a charge of $14.7 million related to a reduction of approximately 315 employees of its U.S. and European workforce. Approximately $12.1 million of these costs were paid in 2000. The balance of $2.6 million consists primarily of pension contributions which are being paid in installments through April of 2002.

The non-cash impairment charges in 1999 consisted of $40.4 million relating to the Company's Reading, Pennsylvania facility, including the write-off of $35.3 million of goodwill, $6.4 million related to the Company's Westmont, Illinois headquarters facility, and $1.0 million relating to certain manufacturing equipment.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.   ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows (in millions):

                                                      At December 31,
                                                     2000         1999
                                                     ----         ----
   Trade accounts receivable                        $ 85.8        $107.6
   Unbilled receivables                                7.8           5.7
   Notes receivable                                    8.5           7.9
   Less allowance for doubtful accounts              (27.6)        (41.6)
                                                    ------         -----
   Accounts receivable, net                         $ 74.5         $79.6
                                                    ======         =====


The activity of the allowance for doubtful accounts is summarized as follows (in millions):

                                          For the Period         For the Year Ended
                                        Ended December 31,          September 30,
                                    2000      1999       1998           1998
                                    ----      ----       ----           ----
    Beginning of period            $(41.6)   $(29.3)    $(21.6)        $(15.9)
    Additions, net of recoveries     (1.2)    (14.6)      (9.3)          (9.0)
    Charges                          15.2       2.3        1.6            3.3
                                   -------   -------    -------        -------
    End of period                  $(27.6)   $(41.6)    $(29.3)        $(21.6)
                                   =======   =======    =======        =======


As of December 31, 2000, accounts receivable and contract costs included $28.1 million of retainage held by customers pending final acceptance of equipment. This balance was $33.1 million at December 31, 1999.

Unbilled receivables consist principally of revenues recognized on press system contracts where title to press units has passed to the customer in accordance with the terms of the contract, which is prior to the occurrence of the contractual billing terms. Unbilled receivables are invoiced in accordance with the terms of contract provisions and do not include any amounts subject to uncertainty as to their realization. Substantially all amounts are expected to be billed and collected within one year.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.   INVENTORIES AND CONTRACT COSTS

     Net inventories are summarized as follows (in millions):

                                               At December 31,
                                           2000               1999
                                           ----               ----
  Materials                                $23.1              $29.4
  Work in process                            8.8               12.0
  Finished goods                             9.7                4.6
  Parts                                     23.9               24.4
                                           -----              -----
      Total inventories, net               $65.5              $70.4
                                           =====              =====

Contract costs and billings on uncompleted contracts are as follows:

                                         At December 31, 2000,                     At December 31, 1999,
                                         ---------------------                     ---------------------
                                   Costs and                                  Costs and
                                   Estimated                                  Estimated
     Contracts for which:          Earnings      Billings       Net           Earnings     Billings       Net
     --------------------          --------      --------       ---           --------     --------       ---
Costs and estimated earnings
exceed billings                     $ 84.1      $ (14.4)       $ 69.7          $ 96.4      $ (16.3)     $ 80.1

Billings exceed costs and
estimated earnings                    51.6       (120.8)        (69.2)           43.9       (117.9)      (74.0)
                                    ------      -------        ------          ------      -------      ------
Total contracts                     $135.7      $(135.2)       $  0.5          $140.3      $(134.2)     $  6.1
                                    ======      =======        ======          ======      =======      ======

8.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized below (in millions):

                                                 At December 31,
                                             2000               1999
                                             ----               ----
   Land and land  improvements              $ 28.1             $ 31.1
   Buildings and building improvements        43.7               45.3
   Machinery, equipment and tooling          123.7              126.7
   Construction in progress                    1.3                4.2
                                            ------             ------
          Total                              196.8              207.3
   Less accumulated depreciation             (79.2)             (66.6)
                                            ------             ------
         Property and equipment, net        $117.6             $140.7
                                            ======             ======

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Goss has classified on its balance sheet at December 31, 1999 $24.6 million of assets held for sale, consisting of the Reading, Pennsylvania facility, the Westmont, Illinois facility and certain manufacturing equipment. These assets have a net book value at December 31, 1999 of $24.6 million, after taking into account impairment charges of $12.5 million which were recorded in 1999 in order to record the assets at estimates of net realizable value. Net realizable values for the assets held for sale was based on estimates of market value, less estimated costs of disposition. Substantially all of these assets were disposed of during 2000.

The impairment charges are recorded in the "Restructuring charge" line on the Consolidated Statement of Operations.

9.   OTHER CURRENT LIABILITIES

     Other current liabilities are summarized below (in millions):

                                                        At December 31,
                                                     2000             1999
                                                     ----             ----
   Accrued post shipment costs                    $ 45.9              $ 46.7
   Accrued contract costs                           35.7                38.0
   Loss contract reserves                           11.2                27.5
   Other                                            68.8                87.6
                                                  ------              ------
       Total other current liabilities            $161.6              $199.8
                                                  ======              ======


10.  DEBT

     The debt obligations of the Company consist of the following (in millions):

                                                                           At December 31,
                                                                           2000       1999
                                                                           ----       ----
  Revolving credit facility (interest at 10.8% and 11.0% at year end)     $ 78.7      $ 23.4
  Term loan, due 2003, with interest at 9.8% to 10.5%                      148.6       150.0
  8.66% mortgage loan on Westmont, IL office building due 2001               0.0        28.4
  3.25% Yen-based mortgage loan on Sayama, Japan plant due 2007             17.7        22.8
  $112.5 million senior subordinated 12.25% notes due 2005                 119.3       103.0
  Other debt obligations with interest at 0.0% to 8.7%                       6.9         3.1
                                                                          ------      ------
        Total debt                                                         371.2       330.7
  Less current portion                                                      84.5        28.7
                                                                          ------      ------
  Long-term debt                                                          $286.7      $302.0
                                                                          ======      ======

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Maturities of long-term debt for the next five years are as follows: 2001, $5.8 million; 2002, $10.1 million; 2003, $147.4 million; 2004, $2.6 million and
$126.6 million thereafter.

Other than cash flow from operations, Goss's primary source of liquidity is the Goss Graphic Systems, Inc. Second Amended and Restated Credit Agreement, which was originally entered into on November 19, 1999 and was subsequently amended by amendments dated December 3, 1999 (the "First Amendment"), August 30, 2000 (the "Second Amendment"), and March 6, 2001 (the "Third Amendment"). The Credit Agreement, as so amended (hereinafter the "Bank Facility") permits borrowings of up to $265 million, consisting of a term loan in the amount of $150 million and a $115 million revolving credit facility. The revolving credit facility permits the making of revolving loans and the issuance of letters of credit in the aggregate amount of $115 million, with the issuance of letters of credit limited to a total of $75 million. The Bank Facility matures on September 30, 2003 and provides for scheduled repayments of the term loan starting in December of 2002, scheduled reductions in the revolving credit commitments starting in September of 2001, and the repayment of the $4.2 million in sale proceeds from the Reading facility by September 30, 2001. For borrowings other than those under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment, the Bank Facility bears interest, at the Company's option, at Banker's Trust base rate plus 2.75% through March 31, 2002, 3.00% through September 30, 2002, and 3.75% through September 30, 2003, or the applicable offshore rate (the mean of quotations for applicable currency loans, or reserve-adjusted LIBOR) plus 3.75% through March 31, 2002, 4.00% through September 30, 2002, and 4.75% through September 30, 2003. Borrowings under the $15.0 million portion of the revolving credit facility resulting from the Second Amendment will bear interest at a rate equal to, at the Company's option, the Banker's Trust base rate plus 4.00% or the applicable offshore rate plus 5.00%. The Company's average interest rate was 8.76%, 9.14%, and 10.28% for the periods ended December 31, 1998, December 31, 1999, and December 31, 2000, respectively, on borrowings under the Bank Facility. The maximum amount borrowed under the Bank Facility, excluding letters of credit, was $176.7 million, $235.3 million, and $232.8 million, and the average amount borrowed respectively was $174.6 million, $190.5 million, and $205.3 million, respectively, for the periods ended December 31, 1998, December 31, 1999, and December 31, 2000. As of December 31, 2000, the term loan was fully utilized and borrowings and letters of credit under the Bank Facility, excluding $1.7 million of revolving credit relating to Goss's joint venture in China, totaled $110.1 million.

Substantially all of the Company's assets have been pledged as collateral under the Bank Facility, with the exception of the Sayama, Japan facility, which is subject to a mortgage lien. Obligations under the Bank Facility are guaranteed by Holdings and by Systems' domestic subsidiaries. In addition, Systems guarantees all obligations of Goss U.K., Goss France, and Goss Japan under the Bank Facility.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

The financial covenants contained in the Bank Facility must be satisfied at the end of each quarter and are cumulative from the period starting on January 1, 2000 and at December 31, 2000 become rolling twelve month covenants. The financial covenants become more stringent over time. Covenant noncompliance entitles the Lenders to declare a default under the Bank Facility and accelerate payment of outstanding amounts. Goss was in compliance with all financial covenants throughout 2000 and at December 31, 2000.

In addition to the Bank Facility, Goss is also party to an indenture dated November 19, 1999 (the "Indenture") between Goss and HSBC Bank USA, as Trustee under which it issued $112.5 million in subordinated notes (the "Notes"). The Notes mature in 2005 and have an interest rate of 12.25% per annum. Interest on the Notes for the two-year period ending November 19, 2001 is being paid by issuing additional Notes and interest thereafter will be paid semiannually on May 19th and November 19th in cash. The Notes had an original principal amount of $112.5 million which has increased to $126.7 million at December 31, 2000 due to interest payments made in kind. The Bank Facility prohibits the transfer of funds from Systems to Holdings for the payment of interest on the Notes if Systems is in default under the Bank Facility. Subject to certain conditions and dates, the Notes are, in part, redeemable in whole or in part at the option of Holdings. The payment of principal and interest on the Notes is subordinated to the Senior Debt under the Bank Facility (as defined in the Indenture). The Indenture contains covenants which restrict, among other things, the Company's ability to incur additional debt and pay dividends, and includes cross-default provisions under which an event of default under the Bank Facility would also be considered an event of default under the Indenture. Goss was in compliance with the covenants contained in the Indenture throughout 2000 and at December 31, 2000.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows (in millions):

                                                                    3 Months
                                                  Year Ended          Ended        Year Ended
                                                 December 31,      December 31,   September 30,
                                             2000          1999        1998           1998
                                             ----          ----        ----           ----
Current:
     United States                          $   0.0      $  0.0       $  0.0         $  0.0
     Non-United States                          5.8         7.1         (0.3)           3.3
     State and local                            0.0         0.0          0.0            0.0
                                            -------      ------       ------         ------
Total current                                   5.8         7.1         (0.3)           3.3
                                            -------      ------       ------         ------

Deferred:
     United States                              0.0         0.0          0.0            0.0
     Non-United States                          6.0        (3.3)        (0.1)           4.3
     State and local                            0.0         0.0          0.0            0.0
                                            -------      ------       ------         ------
Total deferred                                  6.0        (3.3)        (0.1)           4.3
                                            -------      ------       ------         ------

Provision (benefit) for income taxes        $  11.8      $  3.8       $ (0.4)        $  7.6
                                            =======      ======       ======         ======

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is as follows:

                                                                                   3 Months
                                                                                     Ended          Year Ended
                                                 Year Ended December 31,          December 31,      September 30,
                                                  2000             1999               1998              1998
                                                  ----             ----               ----              ----
 Federal statutory rate                           35.0%            35.0%              35.0%              35.0%
 Effect of:
      Non deductible expenses                     (9.0)%           (0.4)%             (0.3)%             (2.5)%
      Goodwill amortization                       (7.2)%           (0.3)%             (0.3)%             (2.4)%
      Net loss for which no
           benefit has been provided            (128.4)%          (37.2)%            (35.1)%            (38.4)%
      Other                                        4.5%             1.3%               1.3%               1.2%
                                                ------            -----              -----              -----
 Effective Tax Rate                             (105.1)%           (1.6)%             (0.6)%             (7.1)%
                                                ======            =====              =====              =====


The domestic and foreign components of the loss before income taxes and extraordinary items is as follows:

                                                     3 Months
                                                      Ended         Year Ended
                       Year Ended December 31,     December 31,   September 30,
                       2000               1999         1998            1998
                       ----               ----         ----            ----
        Domestic     $(35.4)            $(216.1)       $(66.6)      $(119.6)
        Foreign        24.3               (18.1)         (6.2)         12.7
                     ------             -------        ------       -------
             Total   $(11.1)            $(234.2)       $(72.8)      $(106.9)
                     ======             =======        ======       =======

The company expects to have net operating loss carryforwards of approximately $283.5 million in the U.S. and $58.2 million in the United Kingdom as of December 31, 2000. $55.7 million of the U.S. loss will expire after December 2011, $70.9 million will expire after December 2012, $54.6 million will expire after December 2013, $26.0 million will expire after December 2014, and $76.3 million will expire after December 2015. The United Kingdom loss can be carried forward indefinitely. Based upon the difficulty in predicting the amount of future taxable income by jurisdiction in the U.S. and the United Kingdom, management has decided to establish a valuation allowance to offset fully any deferred tax asset otherwise attributable to the existence of these losses.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Deferred income tax assets/(liabilities) arise principally from the following (in millions):

                                                          At December 31,
                                                     2000                1999
                                                     ----                ----
       Current:
         Accounts receivable reserves             $   8.0             $  13.1
         Inventory reserves                           7.3                12.7
         Product warranty reserves                   13.3                 7.1
         Contract reserves                           14.9                16.5
         Other                                        4.9                 7.3
                                                  -------             -------
            Total current asset                      48.4                56.7
                                                  -------             -------

       Noncurrent:
         Foreign subsidiary earnings                 15.2                 0.5
         Property and equipment                      (9.2)               (8.8)
         Goodwill                                     5.6                 7.2
         Tax loss carryforwards                     130.9               114.4
         Other                                       (6.3)                8.5
                                                  -------             -------
            Total noncurrent asset                  136.2               121.8
                                                  -------             -------

       Valuation allowance (U.S. and U.K.)         (187.7)            (175.4)
                                                  -------             -------

         Net deferred tax asset/(liability)       $  (3.1)           $   3.1
                                                  =======            =======

12.  PENSION PLANS

The Company has pension plans covering certain of its employees in the United States, the United Kingdom, Germany, and Japan. The following represents the obligations and plan assets at fair value for the Company's pension plans (in millions):

                                                                        For the Year Ended
                                                                           December 31,
                                                                     2000                 1999
                                                                     ----                 ----
     Benefit obligation at beginning of period                       $91.3               $81.7
     Service cost                                                      2.6                 2.2
     Interest cost                                                     5.2                 4.8
     Plan participants' contribution                                   0.6                 0.7
     Actuarial loss                                                    1.4                 9.3
     Effect of special termination benefits                            4.2                 0.0
     Benefits paid                                                    (9.2)               (5.5)
     Curtailment gain                                                  0.0                (0.4)
     Currency fluctuation                                             (7.1)               (1.5)
                                                                     -----               -----
     Benefit obligation at end of year                               $89.0               $91.3
                                                                     =====               =====

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        For the Year Ended
                                                                           December 31,
                                                                      2000                1999
                                                                      ----                ----
     Fair value of plan assets at beginning of year                  $86.1               $78.1
     Actual return on plan assets                                      7.1                 9.1
     Employer contributions                                            8.0                 5.4
     Plan participants' contributions                                  0.6                 0.7
     Benefits paid                                                    (9.4)               (5.3)
     Currency fluctuation                                             (6.6)               (1.9)
                                                                     -----               -----
     Fair value of plan assets at end of year                        $85.8               $86.1
                                                                     =====               =====


The funded status of the pension plans reconcile with amounts on the consolidated balance sheets as follows (in millions):

                                                      At December 31,
                                                  2000               1999
                                                  ----               ----
     Funded status                                $(3.2)              $(5.2)
     Unrecognized net actuarial loss               13.0                12.3
     Unrecognized prior year service cost           0.4                 0.5
     Additional minimum liability                  (0.2)                0.0
                                                  -----               -----
     Net amount recognized                        $10.0               $ 7.6
                                                  =====               =====


Amounts recognized in the consolidated balance sheets consist of (in millions):

                                                    At December 31,
                                                2000               1999
                                                ----               ----
     Prepaid benefit cost                       $15.3               $13.2
     Accrued benefit liability                   (5.3)               (5.6)
                                                -----               -----
     Net amount recognized                      $10.0               $ 7.6
                                                =====               =====

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Net periodic pension cost for the Company's plans included in the accompanying statements of operations consist of the following (in millions):

                                                                                         3 Months
                                                                 Year Ended                Ended            Year Ended
                                                                December 31,            December 31,       September 30,
                                                              2000        1999              1998               1998
                                                              ----        ----              ----               ----
Service cost-benefits earned during the period               $ 2.6       $ 2.2             $ 0.6               $ 1.8
Interest accrued on accumulated benefit obligation             5.2         4.8               1.2                 4.9
Expected return on plan assets                                (7.2)       (6.8)             (1.5)               (6.5)
Net amortization and deferral                                  0.3         0.1               0.2                 0.0
                                                             -----       -----             -----               -----
Net periodic pension cost                                    $ 0.9       $ 0.3             $ 0.5               $ 0.2
                                                             =====       =====             =====               =====

In addition, a curtailment gain of $0.4 million was recognized in the period ending December 31, 1999 due to the closure of the Reading facility.

The above pension amounts were determined using an October 31 measurement date for the years and three month period ended December 31, 2000, 1999 and 1998, and a June 30 measurement date for the year ended September 30, 1998. The following assumptions were also used:

                                                 2000                 1999
                                            ---------------      ---------------
                Discount rate                 2.5% - 8.0%          2.5% - 8.0%
                Annual salary increase        3.0% - 3.5%          3.0% - 3.5%
                Asset return                  3.0% - 9.0%          3.0% - 9.0%

The Company sponsors defined contribution plans covering its U.S. salaried employees and certain of its hourly employees. Employer contributions to these plans which were charged to expense totaled $2.3 million and $1.9 million for the years ended December 31, 2000 and 1999, respectively and $0.6 million and $3.4 million for the three months and year ended December 31, 1998 and September 30, 1998, respectively.

13.  POST-RETIREMENT MEDICAL PLANS

The Company provides retiree medical and life insurance benefits for certain of its hourly U.S. employees. Under SFAS No. 106, retiree benefits are viewed as a type of deferred compensation and are treated as if they are earned over the working life of the employees, and the cost should be fully charged to operations by the earliest date the employee is eligible to retire.

The Company funds the benefits of these plans on a cash basis as benefits are incurred. There are no assets that have been segregated and restricted to provide for post-retirement benefits.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following represents the obligations and plan assets at fair value for the Company's post-retirement medical plans (in millions):

                                                                         For the Period Ended
                                                                             December 31,
                                                                       2000               1999
                                                                       ----               ----
     Benefit obligation at beginning of period                         $12.5              $20.0
     Service cost                                                        0.2                0.9
     Interest cost                                                       1.0                1.3
     Benefits paid                                                      (0.4)              (0.2)
     Actuarial (gain) loss                                               1.1               (9.1)
     Curtailment gain                                                    0.0               (0.4)
                                                                       -----              -----
     Benefit obligation at end of year                                 $14.4              $12.5
                                                                       =====              =====

                                                                         For the Period Ended
                                                                             December 31,
                                                                         2000               1999
                                                                         ----               ----
     Fair value of plan assets at beginning of period                  $ 0.0              $ 0.0
     Employer contributions                                              0.4                0.2
     Benefits paid                                                      (0.4)              (0.2)
                                                                       -----              -----
     Fair value of plan assets at end of year                          $ 0.0              $ 0.0
                                                                       =====              =====

The funded status of the post-retirement medical plans reconcile with amounts on the consolidated balance sheets as follows (in millions):

                                                                         At December 31,
                                                                     2000               1999
                                                                     ----               ----
     Funded status                                                  $(14.4)             $(12.5)
     Unrecognized net actuarial gain                                  (4.3)               (6.6)
     Effect of curtailment                                             0.0                 0.4
                                                                    ------              ------
     Net amount recognized                                          $ 18.7              $ 18.7
                                                                    ======              ======


Amounts recognized in the consolidated balance sheets consist of (in millions):

                                                                         At December 31,
                                                                     2000                1999
                                                                     ----                ----
     Accrued benefit liability                                       $18.7               $18.7
     Prepaid benefit cost                                              0.0                 0.0
                                                                     -----               -----
     Net amount recognized                                           $18.7               $18.7
                                                                     =====               =====

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The components of post-retirement medical expense are as follows (in millions):

                                                           3 Months
                                                             Ended       Year Ended
                                 Year Ended December 31,  December 31,  September 30,
                                  2000           1999         1998          1998
                                  ----           ----         ----          ----
Service cost                      $ 0.2         $0.9         $0.2          $0.7
Interest cost                       1.0          1.3          0.3           1.1
Net amortization and deferral      (0.7)         0.1          0.0           0.0
                                  -----         ----         ----          ----
    Retirement medical expense    $ 0.5         $2.3         $0.5          $1.8
                                  =====         ====         ====          ====

In addition, a curtailment gain of $0.4 million was recognized in the period ending December 31, 1999 due to the closure of the Reading facility.


The post-retirement medical obligation was comprised of the following (in millions):

                                                 At December 31,
                                             2000           1999
                                             -----          -----
    Retirees                                 $ 5.7          $ 3.0
    Active employees:
         Eligible to retire                    4.5            5.2
         Not eligible                          4.2            4.3
                                             -----          -----
    Retirement medical obligations           $14.4          $12.5
    Effect of curtailment                      0.0           (0.4)
    Unrecognized actuarial gain                4.3            6.6
                                             -----          -----
    Accrued retirement medical liability     $18.7          $18.7
                                             =====          =====

The above post-retirement medical amounts were determined using an October 1 measurement date for the year ended December 31, 2000, a December 31 measurement date for the year and three month periods ended December 31, 1999 and 1998, and a June 30 measurement date for the year ended September 30, 1998. The following assumptions were also used:

                                                                2000       1999
                                                                -----      -----
Discount rate                                                   8.00%      8.00%
Health care cost trend rate                                     6.00%      7.50%

The health care cost trend rate assumption has a significant effect on the obligation amounts reported. If the assumed health care cost trend rate was increased by one percentage point, this would increase the retirement medical obligation at December 31, 2000 by $2.0 million and the retirement medical expense for 2001 by $0.2 million. A decrease of the health care cost trend rate would decrease the retirement medical obligation at December 31, 2000 by $1.7 million and the retirement medical expense for 2001 by $0.2 million.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. LEASES


The Company leases certain operating assets with various renewal options. Consolidated rental expense was $2.0 million, $2.3 million, $0.9 million, and $2.7 million for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998, and the year ended September 30, 1998, respectively. At December 31, 2000, the future minimum lease payments under operating and capital leases were as follows (in millions):

                                                 Operating          Capital
                                                   Leases           Leases
                                                 ---------          -------
         2001                                        $3.5            $1.2
         2002                                         0.5             0.6
         2003                                         0.4             0.1
         2004                                         0.4             0.0
         2005 and Thereafter                          0.8             0.0
                                                     ----            ----
             Total                                   $5.6             1.9
                                                     ====
         Less amounts representing
            interest and executory costs                              0.1
                                                                     ----
         Net present values                                          $1.8
                                                                     ====

15.  RELATED PARTY TRANSACTIONS

The Company purchases drive systems, press controls, and related products from Allen-Bradley, a subsidiary of Rockwell, the holder of the preferred stock issued by Holdings as part of the Acquisition. As a result of the Chapter 11 reorganization, effective November 19, 1999 this preferred stock was cancelled and shares of Class A common stock of Holdings, representing a 3.5% equity interest, were issued to Rockwell. Purchases from Allen-Bradley totaled $11.3 million in 2000, $11.4 in 1999, $4.6 million for the three months ended December 31, 1998, and $18.6 million in fiscal 1998. The Company also purchased certain services from Rockwell, including data processing, telecommunications, and research pursuant to a services agreement with Rockwell which extended through 1998. Such purchases totaled $3.7 million in fiscal 1998.

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

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


the equipment that the Company sold, disputes with customers over the performance and completion of installation of equipment, and workers' compensation claims by the Company's own employees.

In the event of injury, the individuals who operate printing press equipment almost universally are limited by workers' compensation laws in the amount that they can recover from their employers. As a consequence, in cases involving a significant injury, the injured operators frequently bring "product liability" claims against the manufacturer of the equipment alleging that the equipment was improperly designed or manufactured, even though the equipment has been operating safely and effectively for many years. Goss maintains insurance with a $250,000 per occurrence self-insured retention for product liability claims made after October 15, 1996. In connection with the Acquisition, Goss assumed product liability claims made prior to October 15, 1996 for which Rockwell had a self-insured retention of $2 million and a $1 million per occurrence deductible.

Printing equipment is complex and expensive, and when disputes arise regarding the performance and completion of installation of equipment, it is not uncommon for those disputes to involve significant amounts. In some instances, those disputes result in litigation. No litigation of this type is currently pending that management believes is likely to be material.

On March 7, 2000, Goss filed a federal lawsuit under the Antidumping Act of 1916 against MAN Roland Druckmaschinen AG, Koenig & Bauer AG, Mitsubishi Heavy Industries, Ltd., Tokyo Kikai Seisakusho, Ltd. and their United States subsidiaries. The lawsuit claims unspecified damages as a result of the importation of large newspaper presses into the United States by the defendants and the sale of these presses at prices substantially below those prevailing in foreign markets. On March 12, 2001, the U.S. District Court for the Northern District of Iowa issued an order denying the defendants motions to dismiss the case. While Goss believes it is entitled to receive significant damages in this action, there can be no assurance that it will be successful.

In June of 2000, the U.S. Court of Appeals for the Federal Circuit upheld the determination by the Court of International Trade ("CIT") that the International Trade Commission ("ITC") properly found that the U.S. printing press industry was threatened with injury by unfairly-traded imports from Germany and Japan. The ruling was in response to an appeal filed by the affected German and Japanese producers to the earlier CIT ruling. On May 3, 2000, the German producers of large newspaper printing presses filed an appeal at the U.S. Court of Appeals for the Federal Circuit, challenging the Department of Commerce final determination that established the anti-dumping duties imposed on German imports. On October 12, 2000, the Japanese producer TKS filed a similar appeal regarding the margins imposed on Japanese imports. These margins were earlier upheld by the CIT. A decision on this appeal may occur within the next 12 months.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The disputed claims in these legal proceedings are in some cases in excess of recorded reserves. It is not presently possible to determine the outcome of the claims and lawsuits against the Company. However, the Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these matters. Management does not believe that the ultimate disposition of any of these matters will have a material adverse effect on the Company's financial position or liquidity, although it is possible that the resolution of these matters could be material to the results of operations in a given period.

ENVIRONMENTAL CONTINGENCIES

The Company has received either notices of potential liability or third-party claims under the Federal Comprehensive Environmental Response, Compensation, and Liability Act at four off-site disposal facilities or so-called "Superfund Sites". The Company's share of the responsibility for these Superfund Sites generally is minor. Although current law imposes joint and several liability on any party deemed to be responsible at a Superfund Site, management believes that the ultimate resolution of these matters will not be material to the Company.

The Company's former facility in Reading, Pennsylvania has been operating a groundwater remediation system under a 1981 Consent Order with the Commonwealth of Pennsylvania as a result of its predecessor's historical waste disposal practices. In connection with the sale of the Reading, Pennsylvania facility in the quarter ended September 30, 2000, the Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PADEP") and the buyer of the Reading facility that obligates the Company to complete investigation of, and to the extent necessary, remediation of historical contamination at the site. Once completed, PADEP will execute a release from liability and covenant not to sue the Company and the buyer of the Reading facility for all contaminants identified in the various investigation and remediation reports. The Company believes the remediation at the site is complete and that final investigation and monitoring will be completed by December 2001.

Rockwell has agreed to indemnify the Company for expenses attendant to existing environmental matters to the extent of one-half of those expenses in excess of $1.0 million. The Company maintains as an accrued liability a reserve that is its present estimate of the total cost to resolve all of these environmental matters.

COMMITMENTS

The Company in certain instances provides letters of credit to guarantee its performance under certain contracts. Such letters of credit outstanding were $33.4 million as of December 31, 2000, and $15.4 million as of December 31, 1999. The Company intends to perform fully the underlying contracts and does not expect to incur any material liability beyond customary amounts for warranty and similar claims.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  SEGMENT REPORTING

Information on Goss's reportable operating segments is detailed below. Beginning January 1, 2000, Goss restructured its operations to include three geographic profit center organizations and separate global manufacturing and engineering cost center organizations. The column labeled "Other" includes the manufacturing and engineering organizations, corporate expenses and eliminations of intersegment activity. 1999 and prior years' segment information has been restated to conform to the new organizational structure.

                                              AMERICAS  EUROPE    ASIA    OTHER     TOTAL
                                              --------  ------   ------  -------   --------
YEAR ENDED DECEMBER 31, 2000
  Sales to external customers                  $286.5   $145.4   $191.5  $   0.0   $  623.4
  Intersegment sales                             17.2     43.9      2.4    (63.5)       0.0
  Gross profit/(loss)                            35.2     31.1     53.1    (12.1)     107.3
  Operating profit/(loss)                        13.0     15.7     39.1    (33.0)      34.8
  Other expense                                                             (2.2)      (2.2)
  Interest expense                                                         (43.7)     (43.7)
  Loss before income taxes/extraordinary item                                         (11.1)
  Total assets                                 $130.2   $220.2   $126.8  $ 178.7   $  655.9

YEAR ENDED DECEMBER 31, 1999
  Sales to external customers                  $274.5   $182.0   $151.3  $   0.0   $  607.8
  Intersegment sales                             14.7     18.4      0.4    (33.5)       0.0
  Gross profit/(loss)                           (11.3)    26.4     24.6    (42.2)      (2.5)
  Operating profit/(loss)                       (44.9)     6.6     11.8   (161.8)    (188.3)
  Other expense                                                             (2.1)      (2.1)
  Interest expense                                                         (43.8)     (43.8)
  Loss before income taxes/extraordinary item                                        (234.2)
  Total assets                                 $160.6   $222.4   $135.5  $ 205.5   $  724.0

THREE MONTHS ENDED DECEMBER 31, 1998
  Sales to external customers                  $ 58.5   $ 32.5   $ 16.2  $   0.0   $  107.2
  Intersegment sales                              2.8     13.0      0.0    (15.8)       0.0
  Gross profit/(loss)                           (25.4)     3.5      4.3     (5.3)     (22.9)
  Operating profit/(loss)                       (35.0)    (0.5)     0.8    (24.4)     (59.1)
  Other expense                                                             (1.4)      (1.4)
  Interest expense                                                         (12.3)     (12.3)
  Loss before income taxes                                                            (72.8)
  Total assets                                 $308.9   $275.5   $151.2  $ 262.0   $  997.6

YEAR ENDED SEPTEMBER 30, 1998
  Sales to external customers                  $395.8   $267.8   $100.5  $   0.0   $  764.1
  Intersegment sales                             16.4     55.5      0.1    (72.0)       0.0
  Gross profit/(loss)                            15.4     44.8     18.6    (18.1)      60.7
  Operating profit/(loss)                       (24.7)    25.0      8.0    (63.8)     (55.5)
  Other expense                                                             (5.0)      (5.0)
  Interest expense                                                         (46.4)     (46.4)
  Loss before income taxes                                                           (106.9)
  Total assets                                 $362.3   $285.3   $134.0  $ 237.0   $1,018.6

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The table below details customer sales for the Company's major foreign operations (in millions):

                                                        England        France      Japan
                                                        -------        ------      -----
     Year ended December 31, 2000                        $ 85.6        $59.3       $135.9
     Year ended December 31, 1999                        $ 96.0        $85.6       $121.7
     Three months ended December 31, 1998                $ 10.8        $21.4       $ 10.9
     Year ended September 30, 1998                       $172.7        $93.6       $ 82.7

The table below details long-lived assets for the Company's major foreign operations (in millions):

                                                        England        France      Japan
                                                        -------        ------      -----
     At December 31, 2000                                $ 97.5        $5.8        $36.2
     At December 31, 1999                                $110.7        $6.2        $40.9
     At December 31, 1998                                $117.2        $7.6        $37.3
     At September 30, 1998                               $122.0        $7.5        $31.1


18.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows (in millions):

                                                   3 Months
                               Year Ended            Ended      Year Ended
                               December 31,       December 31,  September 30,
                           2000          1999         1998          1998
                           ----          ----         ----          ----
      Interest paid       $24.8          $33.7       $18.7         $40.5

      Income taxes paid   $ 9.3          $ 2.8       $ 1.0         $ 2.7

Other non-cash financing activities included (in millions):

                                                                 3 Months
                                             Year Ended            Ended     Year Ended
                                            December 31,       December 31, September 30,
                                        2000           1999        1998         1998
                                        ----           ----        ----         ----
   Cancellation of Old Notes              0.0         (225.0)       0.0          0.0
   Cancellation of stock                  0.0         (206.1)       0.0          0.0
   Issuance of New Notes                  0.0          101.2        0.0          0.0
   Issuance of stock                      0.0           26.7        0.0          0.0
   Interest on New Notes paid in kind    14.4            1.6        0.0          0.0
   Payments of dividends in stock         0.0           (3.3)       0.0         (3.1)

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The cancellation of Old Notes and stock, the issuance of New Notes and stock, and the interest on New Notes which was paid in kind are a result of the Company's 1999 reorganization under Chapter 11 of the U.S. Bankruptcy Code.

19.   STOCK-BASED COMPENSATION PLANS

On February 1, 2000, the Board of Directors of the Company adopted a new management stock incentive plan (the "Incentive Plan") for key employees. The Incentive Plan permits the Company to grant up to 350,000 stock units and options to purchase up to 1,000,000 shares of restricted stock of Holdings. Stock units granted under the Incentive Plan vest according to the terms of the individual agreements. Vested stock units are converted into an equivalent number of shares of Holdings' restricted common stock. Options granted pursuant to the Incentive Plan may consist of incentive options, performance options and discretionary options. Incentive options and discretionary options vest according to the terms of the individual agreements. Performance options vest in specified increments of 25 percent of the award at the end of each fiscal year, commencing with calendar year 2000 and continuing through calendar year 2003, but only if the Company attains certain operating performance objectives. A change in control of the Company results in the immediate vesting of all stock units and options which have not yet vested according to the schedules described above. All option awards expire by no later than ten years from the date of grant and are exercisable upon vesting.

On May 18, 2000, the Company made grants of 316,100 stock units, 273,400 incentive options, 273,400 performance options, and 202,600 discretionary options to certain key employees. The stock units each have a fair value of $7.41 at the grant date. 167,600 of the stock units vest 50% on each of April 30, 2000 and April 30, 2001, 137,300 stock units vest according to a fixed schedule of 33 percent on November 19, 2000, 33 percent on November 19, 2001, and 34 percent on November 19, 2002, and 11,200 stock units vest upon the occurrence of specific events as described in the agreements. The incentive options vest according to a fixed schedule of 25 percent on each November 19 during fiscal 2000 through fiscal 2003, and the discretionary options vest 50% on April 30, 2000 and 50% on April 30, 2001. All of the options granted have an exercise price of $7.41 per share, which is the estimated fair value of the stock at the date of grant.

In fiscal 1999, all of the options outstanding under the Company's previous stock incentive plan were cancelled pursuant to the Chapter 11 reorganization.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As permitted by SFAS No. 123, the Company accounts for this Plan and the previous stock incentive plan under APB Opinion No. 25, under which no compensation cost has been recognized for stock options. Had compensation cost under this Plan been determined for stock options, the Company's net loss would have been increased to the following pro forma amounts (in millions):

                      Year Ended         3 Months Ended     Year Ended
                     December 31,          December 31,    September 30,
                  2000          1999          1998             1998
                  ----          ----          ----             ----
   As Reported   $22.9        $130.4           $72.4          $114.5
   Pro Forma     $23.9        $131.1           $72.6          $115.4


Information with respect to options granted under the Company's stock incentive plan is as follows:

                                                                                                   Year Ended
                                                              Period Ended December 31,           September 30,
                                                           2000        1999          1998              1998
                                                          Shares      Shares        Shares            Shares
                                                          (000)       (000)         (000)             (000)
                                                          -----       -----         -----             -----
Outstanding at beginning of year                            0.0        60.4            72.7            68.4
Granted                                                   749.4         0.0             0.0             9.3
Exercised                                                   0.0         0.0             0.0             0.0
Forfeited                                                   0.0        (3.2)          (12.3)           (5.0)
Expired/cancelled                                           0.0       (57.2)            0.0             0.0
                                                         -------      ------         -------         -------
Outstanding at end of year                                749.4         0.0            60.4            72.7
                                                         =======      ======         =======         =======
Exercisable at end of year                                238.0         0               0               0

Weighted average fair value of options granted           $  3.57       n/a           $ 42.92         $ 42.92
Weighted average exercise prices at period end           $  7.41       n/a           $100.00         $100.00

The weighted average remaining contractual life of the options outstanding at December 31, 2000 is 9.4 years.

The minimum value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 6.56%; expected life of 10 years; and no expected dividend yield or volatility.

                               GOSS HOLDINGS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


20.    SUBSEQUENT EVENTS

On February 20, 2001, a facility in Davenport, Iowa in which the Company leases warehouse space was damaged by a fire. The Company leases a small portion of the facility for storage of new press components pending shipment to customers, used equipment under refurbishment, and installation equipment. The extent of the loss is not yet known. However, the Company carries insurance for any property damage or business interruption loss that may occur.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure is required pursuant to this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the directors of Goss Holdings, Inc.:

          NAME                       AGE     PERIOD SERVED/TERM*
          ----                       ---     -------------------
          J. Joe Adorjan             62      November 19, 1999 to Present

          Thomas R. Cochill          61      November 19, 1999 to Present

          Alfred C. Daugherty        77      April 26, 2000 to Present

          Robert F. End              45      November 19, 1999 to Present

          Joseph P. Gaynor, III      52      November 19, 1999 to Present

          James J. Kerley            77      November 19, 1999 to Present

          Lester A. Kraft            67      November 19, 1999 to Present

          Sam S. McKeel              74      November 19, 1999 to Present

          Alexis P. Michas           42      November 19, 1999 to Present

          James P. Sheehan           58      November 19, 1999 to Present

* Each director is elected for a one-year term.


J. JOE ADORJAN is a Partner of Stonington and has been Chairman of Adven Capital Partners, LLC since 1999. He was Chairman, Chief Executive Officer and President of Borg Warner Security Corporation, Chicago, Illinois from 1995 to 1999 and President of Emerson Electric Company from 1992 to 1995. Prior to that, he was Chairman and Chief Executive Officer of ESCO Electronics Corporation. Mr. Adorjan is a Director of The Earthgrains Company and HK Systems.

THOMAS R. COCHILL has been the President of Ingenium, LLC, a management consulting firm, since 1998. Prior thereto he served as Chief Executive Officer and President of Webcraft Technologies, a commercial printer, from 1992 to 1998 and as President, Commercial Products Group, of The Lehigh Press, Inc. from 1981 to 1992. Mr. Cochill is also a Director of Axiohm Transaction Solutions, Inc., Harvard Industries, American Rice, Inc. and Golden Books Family Entertainment, Inc.

ALFRED C. DAUGHERTY was Chairman of Duracell International Inc., a manufacturer of premium batteries, until his retirement January 1, 1995. Mr. Daugherty was Executive Vice President of Dart Industries Inc., a maker of consumer products and chemical specialties, as well as a Director until his retirement on October 1, 1993. Mr. Daugherty is also a Director of Blue Bird Corporation and A. Duda & Sons, Inc.

ROBERT F. END has been a Partner and Director of Stonington Partners Inc. since 1993. He was a Consultant of Merrill Lynch Capital Partners, Inc. ("MLCP"), a private investment firm associated with Merrill Lynch & Co. from 1994 through December 31, 2000; a Director of MLCP since 1993; a Partner of MLCP from 1993 to 1994; and Vice President of MLCP from 1989 to 1993. Mr. End was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1993 to July 1994 and a Director of the Investment Banking Division of Merrill Lynch & Co. from 1990 to 1993. Mr. End is also a Director of Packard BioScience Company and OMP, Inc..

JOSEPH P. GAYNOR, III has served as Executive Vice President Administration, Chief Financial Officer and Treasurer of Goss Graphic Systems, Inc. since January 1999, of GGS Holdings, Inc. from January 1999 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Gaynor also served as Executive Vice President, Chief Financial Officer and Treasurer of Goss Graphic Systems, Inc. from August 1998 to December 1998. Prior thereto he served as a Managing Director of Shattuck Hammond Partners, an investment banking unit of PricewaterhouseCoopers Securities, L.L.C. from 1997 to August 1998. Mr. Gaynor also served as the Executive Vice President and Chief Financial Officer of Primary Health Systems, Inc. From 1995 to 1996 and as Chief Financial Officer of the Sun Times Company from 1990 to 1994.

JAMES J. KERLEY has served as the non-executive Chairman of DT Industries, Inc., a manufacturer of automated test systems and pharmaceutical and plastic packaging equipment, since May 1997. Mr. Kerley served as Chairman of Rohr, Inc., a manufacturer of jet engine and other components for aircraft, from 1993 to 1994. Prior thereto he served as Vice Chairman and Chief Financial Officer of Emerson Electric Co., a manufacturer of electrical products and systems for consumer, commercial, industrial and defense markets. Mr. Kerley is also a Director of DT Industries, Inc.

LESTER A. KRAFT is a former executive with Rockwell Graphic Systems who retired in 1992 and is currently a private investor. Mr. Kraft most recently served as Executive Vice President of Marketing with Rockwell Graphic Systems and also held the positions of Vice President and

General Manager of the Goss Newspaper Products business unit of Rockwell Graphic Systems.

SAM S. MCKEEL was a Director of Guy Gannett Communications, a newspaper and television company, from 1992 through December 1999. Prior thereto he was a Director of American Publishing Co., a newspaper publishing company. He has also served as President, Chief Executive Officer, and Publisher of the Sun-Times Company and as Chairman and Publisher of the Philadelphia Inquirer and the Philadelphia Daily News.

ALEXIS P. MICHAS has been the Managing Partner and a Director of Stonington Partners Inc. since 1993 and the Managing Partner and a Director of Stonington Partners Inc. II since 1994. He has also been a Consultant to Merrill Lynch Capital Partners, Inc. ("MLCP") from 1994 until December 31, 2000, a Director of MLCP since 1989, a Partner of MLCP from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch & Co. from 1991 to July 1994. Mr. Michas is also a Director of Borg-Warner Automotive, Inc., Burns International Services, Dictaphone Corporation and Packard BioScience Company.

JAMES P. SHEEHAN has served as Chairman of the Board, President, and Chief Executive Officer of Goss Graphic Systems, Inc. since November 1998, of GGS Holdings, Inc. from November 1998 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Sheehan was self-employed as a private investor from January 1994 to November 1998. Prior thereto he served as President and Chief Operating Officer of A.H. Belo Corp., a media company that publishes newspapers and televises programs through owned stations. In March 1999, Mr. Sheehan became a limited partner of Stonington Partners, L.P.

The following table sets forth information concerning the executive officers of Goss in addition to Messrs. Sheehan and Gaynor, who are listed above due to their status as both directors and executive officers:

           NAME                      AGE      POSITION/TERM*
           ----                      ---      ---------------
           Alex G. Brnilovich, Jr.    50      Executive Vice President, North America
           J. Matthew Cribari         43      Senior Vice President, Manufacturing Operations
           Shane Lancaster            41      Senior Vice President and General Manager, Goss Graphic
                                              Systems, Ltd.
           Eric Normand               45      Senior Vice President and General Manager, Goss Systemes
                                              Graphiques Nantes, S.A.
           Richard J. Sutis           57      Executive Vice President, Asia Pacific and Chief Technology
                                              Officer

* Officers are elected by the Board of Directors and can be removed at any time.

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

SHANE LANCASTER has served as Senior Vice President and General Manager of Goss Graphic Systems, Ltd. since March 2000, as Director of Operations of Goss Graphic Systems, Ltd. since 1996 and as Director of Operations of the Preston, England facility of Rockwell Graphic Systems from 1992 to 1996.

ERIC NORMAND has served as Senior Vice President and General Manager of Goss Systemes Graphiques Nantes, S.A., since March 2000, as General Manager of Goss Systemes Graphiques Nantes, S.A. since October 1996 and as General Manager of Rockwell Systemes Graphiques Nantes, S.A. since January 1996.

RICHARD J. SUTIS has served as Executive Vice President, Asia Pacific and Chief Technology Officer of Goss Graphic Systems, Inc. since June 1999, of GGS Holdings, Inc. from June 1999 to November 1999, and of Goss Holdings, Inc. since November 1999. Mr. Sutis also served as Executive Vice President, Asia Pacific of Goss Graphic Systems, Inc. and of GGS Holdings, Inc. from 1998 to June 1999 and as Vice President, Asia Pacific of Goss Graphic Systems, Inc. and GGS Holdings, Inc. from 1996 to 1998. From 1994 to 1996 Mr. Sutis served as Vice President, Business Development and Strategy for Stevens International, Inc., a manufacturer and marketer of complete web fed printing and packaging systems. Prior thereto Mr. Sutis served as Goss's Director, Program Management from 1991 to August 1994.



ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth the compensation paid by Goss during fiscal 2000, 1999, and 1998 to (i) Goss's Chief Executive Officer, and (ii) each of Goss's four most highly compensated executive officers other than the CEO who were serving at December 31, 2000 (collectively, the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                  -------------------           ----------------------
                                                                      OTHER    RESTRICTED     NO. SHARES
                                                                     ANNUAL       STOCK       UNDERLYING    ALL OTHER
      NAME AND PRINCIPAL POSITION     YEAR    SALARY      BONUS       COMP.     AWARDS(5)      OPTIONS        COMP.
      ---------------------------     ----    ------      -----       -----     ---------      -------        -----
                                                ($)        ($)         ($)         ($)         (NUMBER)        ($)
     James P. Sheehan                 2000    600,000   1,200,000   58,085(1)   1,241,916      202,600          0
     Chief Executive Officer          1999    400,000   1,450,000      (2)         -0-           -0-           -0-
                                      1998      -0-        -0-         -0-         -0-           -0-           -0-

     Alex G. Brnilovich               2000    300,000    511,250       (2)       311,220        67,600         -0-
     Executive V.P., Americas         1999    295,833    400,000       (2)         -0-           -0-        13,100(3)
                                      1998      -0-        -0-         -0-         -0-           -0-           -0-

     J. Matthew Cribari               2000    220,000    336,000       (2)       31,122         27,000         -0-
     Senior V.P., Manufacturing       1999    190,000     50,000       (2)         -0-           -0-           -0-
                                      1998      -0-        -0-         -0-         -0-           -0-           -0-

     Joseph P. Gaynor III             2000    300,000    580,000       (2)       311,220        67,600         -0-
     Executive V.P. and Chief         1999    300,000    300,000       (2)         -0-           -0-           -0-
     Financial Officer                1998     26,603      -0-         (2)         -0-           -0-           -0-

     Richard J. Sutis                 2000    295,834    563,333       (2)       259,350        67,600       4,672(4)
     Executive V.P., Asia Pacific     1999    231,250    350,000       (2)         -0-           -0-         6,902(4)
     and Chief Technology Officer     1998    175,000      -0-         (2)         -0-           -0-         5,651(4)

(1) Includes $35,563 for reimbursement of personal lodging expenses and $14,453 for reimbursement of personal travel expenses.

(2)  No disclosure required.

(3)  Home sale incentive payment

(4)  Retiree savings plan contributions.

(5) The amounts reported above for restricted stock awards in fiscal 2000 also represent the total value of all restricted stock awards at December 31, 2000 based upon a value of $7.41 per restricted stock unit on the May 18, 2000 grant date. The number of restricted stock units granted during fiscal 2000 and outstanding at December 31, 2000 are as follows: Mr. Sheehan 167,600, Mr. Brnilovich 42,000, Mr. Cribari 4,200, Mr. Gaynor 42,000, and Mr. Sutis 42,000. 50 percent of Mr. Sheehan's restricted stock units vested on April 30, 2000 and 50 percent will vest on April 30, 2001. The restricted stock units of the other named executive officers all vest on the same schedule with 33 percent vesting on November 19, 2000, 33 percent vesting on November 19, 2001 and 34 percent vesting on November 19, 2002. No dividends are paid on the restricted stock units.


On February 1, 2000, the Board of Directors of Holdings adopted a new management stock incentive plan (the "Incentive Plan") for key employees. The Incentive Plan permits Goss to grant up to 350,000 stock units and options to purchase up to 1,000,000 shares of restricted stock of Holdings. Stock units granted under the Incentive Plan vest according to the terms of the individual agreements. Vested stock units are converted into an equivalent number of shares of Holdings' restricted common stock. Options granted pursuant to the Incentive Plan may consist of incentive options, performance options and discretionary options. Incentive options and discretionary options vest according to the terms of the individual agreements. Performance options vest in specified increments of 25 percent of the award at the end of each fiscal year, commencing with calendar year 2000 and continuing through calendar year 2003, but only if Goss attains specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") A change in control of Goss results in the immediate vesting of all stock units and options which have not yet vested according to the schedules described above. All option awards expire by no later than ten years from the date of grant and are exercisable upon vesting.

All stock options and shares of restricted stock previously granted to certain members of management and independent directors by GGS Holdings, Inc. were cancelled in fiscal 1999 pursuant to the Chapter 11 plan of reorganization.

The following table summarizes the stock option grants made to the named executive officers during the fiscal year 2000:

                        OPTION GRANTS IN FISCAL YEAR 2000

                                   NO. SHARES       % OF TOTAL      EXERCISE                        GRANT DATE
                                   UNDERLYING       GRANTED TO     PRICE PER       EXPIRATION         PRESENT
                 NAME                OPTIONS        EMPLOYEES      SHARE ($)          DATE           VALUE ($)
                 ----                -------        ---------      ---------          ----           ---------
        James P. Sheehan             202,600          27.03%           7.41        May 17, 2010        723,282
        Alex G. Brnilovich            67,600           9.02%           7.41        May 17, 2010        241,332
        J. Matthew Cribari            27,000           3.60%           7.41        May 17, 2010         96,390
        Joseph P. Gaynor III          67,600           9.02%           7.41        May 17, 2010        241,332
        Richard J. Sutis              67,600           9.02%           7.41        May 17, 2010        241,332

50 percent of Mr. Sheehan's options vested on April 30, 2000 and 50 percent vest on April 30, 2001. For all of the other named executive officers, 50 percent of their options are incentive options and 50 percent of their options are performance options, as defined in the Incentive Plan, and vest according to the schedule described earlier. The grant date present value of each option grant listed in the table was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.56%; expected life of 10 years; and no expected dividend yield or volatility. No options were exercised during fiscal year 2000 by any of the named executive officers.

Goss does not maintain a pension or defined benefit plan that provides benefits to any of the executive officers listed in the Summary Compensation Table.

Goss has entered into employment contracts with the named executive officers. In addition to establishing minimum annual base salaries and entitlement to certain other benefits, the contracts provide for certain compensation to be provided to the named executive officers upon their termination of employment before the end of the contract term by Goss for other than "cause" or by the executive officer for "good reason". The compensation items to be provided in the event of such terminations are: (1) an amount equal to two years' base salary, (2) the amount of accrued but unpaid bonus for the year prior to termination, (3) eligibility for a pro-rata bonus for the year of termination, and (4) inclusion in Goss's benefit plans for a two year period.

COMPENSATION OF DIRECTORS

Goss's non-employee directors receive an annual retainer in the amount of $25,000, $1,500 per board meeting and $750 per committee meeting attended with the exception of the committee chairman who receives $1,000 per committee meeting attended. All board members are reimbursed their travel and other expenses in connection with meeting attendance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of Holdings' shares of Class A Common Stock and Class B Common Stock for each director, named executive officer, all directors and executive officers as a group, and the holders of more than 5 percent of the outstanding shares of each class as of December 31, 2000:

                                                 AMOUNT AND
                                                  NATURE OF
              NAME AND ADDRESS OF                BENEFICIAL      PERCENT OF
               BENEFICIAL OWNER                  OWNERSHIP         CLASS
             --------------------                ----------        -----
    CLASS A COMMON STOCK
    --------------------
    Stonington Partners, Inc.                     6,513,750       91.001%
    767 Fifth Avenue
    New York, NY 10153

    Alexis P. Michas(1)                           6,513,750       91.001%
    Robert F. End(1)                              6,513,750       91.001%
    James P. Sheehan(2)                             101,300        1.415%
    Alex G. Brnilovich(2)                            16,900        0.236%
    Joseph P. Gaynor III(2)                          16,900        0.236%
    Richard J. Sutis(2)                              16,900        0.236%
    J. Matthew Cribari(2)                             6,750        0.094%
    J. Joe Adorjan(2)                                 2,500        0.035%
    Thomas R. Cochill(2)                              2,500        0.035%
    Alfred C. Daughtery(2)                            2,500        0.035%
    James J. Kerley(2)                                2,500        0.035%
    Lester A. Kraft(2)                                2,500        0.035%
    Sam S. McKeel(2)                                  2,500        0.035%
    Directors and Executive Officers as a         6,701,000       93.617%
    group

    CLASS B COMMON STOCK
    --------------------
    Cede and Company(3)                           3,080,075      100.000%

(1) The shares indicated as owned beneficially by Messrs. Michas and End are owned by Stonington and are included because of their ownership of stock as directors of Stonington. Messrs. Michas and End disclaim beneficial ownership of such shares.

(2) All of the shares listed for these individuals are for shares with respect to which the individual has the right to acquire beneficial ownership through the exercise of stock options issued pursuant to Goss's management stock incentive plan.

(3) The common shares of Holdings which were received by the Noteholders pursuant to the Plan are held by Cede and Company, a nominee. Goss does not know whether any of individual Noteholder owns more than 5 percent of the Class B shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Goss purchases drive systems, press controls and related products from Allen-Bradley, a subsidiary of Rockwell, which is a holder of approximately 5 percent of Goss's outstanding shares of Class A Common Stock. These purchases totaled $11.3 million in fiscal 2000 and $11.4 million in fiscal 1999.

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

     1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999, and Consolidated
                  Statements of Operations, Cash Flows and Shareholders' Equity for the years ended December 31, 2000 and December 31, 1999, the three months ended December 31, 1998, and the year ended September 30, 1998.

     2.  Financial Schedules

                           None

     3.  Exhibits

         2.1            Stock and Asset Purchase  Agreement  dated as of April 26, 1996,  between        (1)
                        Rockwell  International  Corporation  and Goss and Amendment to Stock and
                        Asset  Purchase  Agreement  dated as of July 18, 1996,  between  Rockwell
                        International Corporation and Goss

         2.2            Second Amended Plan of Reorganization of Goss Graphic Systems,  Inc., GGS        (5)
                        Holdings,  Inc. and Goss Realty,  LLC Under Chapter 11 of the  Bankruptcy
                        Code, dated as of September 7, 1999

         2.3            Amendment  to  Second  Amended  Plan of  Reorganization  of Goss  Graphic        (5)
                        Systems,  Inc., GGS Holdings,  Inc. and Goss Realty, LLC Under Chapter 11
                        of the Bankrupcy Code, dated as of October 21, 1999

         2.4            Second  Amendment  to  Second  Amended  Plan  of  Reorganization  of Goss        (5)
                        Graphic  Systems,  Inc.,  GGS Holdings,  Inc. and Goss Realty,  LLC Under
                        Chapter 11 of the Bankruptcy Code, dated as of November 2, 1999

         3.1            Restated certificate of Incorporation of Goss Holdings, Inc.                     (6)

         3.2            By-Laws of Goss Holdings, Inc.                                                   (6)

         4.1            Form of Indenture between Goss Holdings,  Inc. and HSBC Bank USA, Trustee        (6)
                        relating to the 12.25% Senior Subordinated Notes due 2005


         4.2            Second Amended and Restated Credit  Agreement among Goss Graphic Systems,        (6)
                        Inc. and the parties named therein, as amended in 1999

         4.3            First  Amendment  and Limited  Consent  dated  December 3, 1999 to Second        (8)
                        Amended and Restated Credit  Agreement among Goss Graphic  Systems,  Inc.
                        and the parties named therein.

         4.4            Second  Amendment  and Limited  Consent  dated  August 30, 2000 to Second        (8)
                        Amended and Restated Credit  Agreement among Goss Graphic  Systems,  Inc.
                        and the parties named therein.

         4.5            Third  Amendment  and  Limited  Consent  dated  March 6,  2001 to  Second        (3)
                        Amended and Restated Credit  Agreement among Goss Graphic  Systems,  Inc.
                        and the parties named therein.

         4.6            Loan  Agreements  and  related   mortgage   documents   (summary  English        (2)
                        translations)  between Goss Graphic Systems Japan and Sanwa Bank and Goss
                        Graphic  Systems Japan and  Industrial  Bank of Japan relating to Sayama,
                        Japan facility

         10.1           Employment  Agreement  dated  as of  May 1,  1999  between  Goss  Graphic        (6)
                        Systems, Inc. and James P. Sheehan*

         10.2           Form of  Employment  Agreement  between  Goss Graphic  Systems,  Inc. and        (6)
                        certain Executive Officers of Goss*

         10.3           Principal terms of employment for certain Executive Officers*                    (3)

         10.4           Management Stock Incentive Plan*                                                 (7)

         10.5           Form of Restricted Stock Agreement*                                              (7)

         10.6           Form of Non-Vested Unit Agreement*                                               (7)

         10.7           Form of Incentive Option Agreement*                                              (7)

         10.8           Form of Performance Option Agreement*                                            (7)

         10.9           Form of Discretionary Option Agreement*                                          (7)

         21.1           List of subsidiaries of Goss                                                     (4)


*             Management contract or compensatory plan or arrangement.


                 (1)           Incorporated  by reference to the exhibits to the  Registration  Statement of Goss as filed with the Securities and Exchange Commission, File No. 333-08421.

                 (2)           Incorporated  by  reference to the exhibits to the Form 8-K of Goss as filed with the
                               Securities and Exchange Commission on February 12, 1998

                 (3)           Filed herewith.

                 (4)           Incorporated  by  reference  to the  exhibits  to the Form 10-K Goss  filed  with the
                               Securities and Exchange  Commission  with respect to its fiscal year ended  September
                               30, 1997.

                 (5) Incorporated by reference to the exhibits to the Form 10-Q of Goss as filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 1999.

                 (6)           Incorporated  by  reference  to the  exhibits  to the Form 10-K Goss  filed  with the
                               Securities  and Exchange  Commission  with respect to its fiscal year ended  December
                               31, 1999.

                 (7) Incorporated by reference to the exhibits to the Form 10-Q of Goss as filed with the Securities and Exchange Commission for the fiscal quarter ended June 30, 2000.

                 (8) Incorporated by reference to the exhibits to the Form 10-Q of Goss as filed with the Securities and Exchange Commission for the fiscal quarter ended September 30, 2000.



(b)      Reports on Form 8-K.

         Goss did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

(c)      Exhibits.

         See the exhibit list included as part of paragraph (a) (3) above.

(D)      Financial Statement Schedules.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized on March 29, 2001.

               GOSS HOLDINGS, INC.

               By:      /s/ James P. Sheehan
                        James P. Sheehan, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on March 29, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

                  NAME                                                 TITLE
                  ----                                                 -----
/s/ James P. Sheehan                                 Chairman of the Board, President and Chief
- ----------------------------------                   Executive Officer (Principal Executive Officer)
James P. Sheehan

/s/ Joseph P. Gaynor, III                            Executive Vice President of Finance & Administration,
- ----------------------------------                   Chief Financial Officer (Principal Financial Officer and
Joseph P. Gaynor, III                                Principal Accounting Officer) and Director


/s/ J. Joe Adorjan
- ----------------------------------
J. Joe Adorjan                                       Director

/s/ Thomas R. Cochill
- ----------------------------------
Thomas R. Cochill                                    Director

/s/ Alfred C. Daugherty
- ----------------------------------
Alfred C. Daugherty                                  Director

/s/ Robert F. End
- ----------------------------------
Robert F. End                                        Director

/s/ James J. Kerley
- ----------------------------------
James J. Kerley                                      Director

/s/ Lester A. Kraft
- ----------------------------------
Lester A. Kraft                                      Director

/s/ Sam S. McKeel
- ----------------------------------
Sam S. McKeel                                        Director

/s/ Alexis P. Michas
- ----------------------------------
Alexis P. Michas                                     Director